Form 10-Q
period 2021-09-30
AG Acquisition Group III, Inc.
filed 2021-11-08
CIK 1874999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 000-56326

AG ACQUISITION GROUP III, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-1779429
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

625 N. Flagler Drive, Suite 600, West Palm Beach, FL 33401

(Address of principal executive offices) (Zip Code)

(800) 341-2684

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 8, 2021, there were 10,000,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

AG ACQUISITION GROUP III, INC.

2

FORWARD-LOOKING STATEMENTS

Except for any historical information contained herein, the matters discussed in this quarterly report on Form 10-Q contain certain “forward-looking statements’’ within the meaning of the federal securities laws. This includes statements regarding our future financial position, economic performance, results of operations, business strategy, budgets, projected costs, plans and objectives of management for future operations, and the information referred to under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

These forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,’’ “will,’’ “expect,’’ “intend,’’ “estimate,’’ “anticipate,’’ “believe,’’ “continue’’ or similar terminology, although not all forward-looking statements contain these words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Important factors that may cause actual results to differ from projections include, for example:

●	the success or failure of management’s efforts to implement our business plan;

●	our ability to fund our operating expenses;

●	our ability to compete with other companies that have a similar business plan;

●	the effect of changing economic conditions impacting our plan of operation; and

●	our ability to meet the other risks as may be described in future filings with the Securities and Exchange Commission (the “SEC”).

Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this quarterly report on Form 10-Q.

When considering these forward-looking statements, you should keep in mind the cautionary statements in this quarterly report on Form 10-Q and in our other filings with the SEC. We cannot assure you that the forward-looking statements in this quarterly report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may prove to be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all.

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

4

AG Acquisition Group III, Inc.

Balance Sheets

As of September 30, 2021 and June 30, 2021

(Unaudited)

	September 30, 2021	June 30, 2021
ASSETS
CURRENT ASSETS:
Cash	$897	$1000
Prepaid expenses	-	5,000
Total current assets	$897	$6,000

Total Assets	$897	$ 6,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities	$-	$-
Total Liabilities	-	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value per share: 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value per share: 100,000,000 shares authorized; 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid in capital	6,000	5,000
Accumulated Deficit	(6,103)	-
Total Stockholders’ Equity	897	6,000

Total Liabilities and Stockholders’ Equity	$897	6,000

See accompanying notes to the unaudited condensed financial statements.

AG Acquisition Group III, Inc.

Condensed Statement of Operations

For the Three Months Ended September 30, 2021

(Unaudited)

Revenue	$-

Costs and Expenses:
General and administrative: professional fees	6,103

Loss from operations before income taxes	(6,103)

Income tax provision	-

Net Loss	$(6,103)

Basic and diluted per share amounts:
Basic and diluted net loss per share	$-

Basic and diluted weighted average shares outstanding	10,000,000

See accompanying notes to the unaudited condensed financial statements.

F-2

AG Acquisition Group III, Inc.

Statement of Changes in Stockholders’ Equity

For the Three Months Ended September 30, 2021

	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, June 30, 2021	10,000,000	$1,000	$5,000	$-	$6,000

Capital contribution	-	-	1,000	-	1,000

Net loss	-	-	-	-	(6,103)

Balance, September 30, 2021	10,000,000	$1,000	$6,000	$-	$897

See accompanying notes unaudited condensed financial statements.

AG Acquisition Group III, Inc.

Statement of Cash Flows

For the Three Months Ended September 30, 2021

(Unaudited)

Cash flows from operating activities:
Net Loss	$(6,103)
Prepaid Expenses & Other Assets	5,000
Cash used in operating activities	(1,103)

Cash flows from financing activities:
Proceeds from contributions from stockholders	1,000
Cash provided by financing activities	1,000

Net decrease in cash	(103)

Cash-beginning of period	1,000

Cash-end of period	$897

Supplemental Cash Information:
Interest paid in cash	$-
Taxes paid in cash	$-

See accompanying notes to the unaudited condensed financial statements.

AG ACQUISITION GROUP III, INC.

Notes to Financial Statements

September 30, 2021

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

AG Acquisition Group III, Inc. (the “Company”) was incorporated in the State of Delaware on June 22, 2021 and established a fiscal year end of September 30. The Company was formed to engage in any lawful business. The Company’s activities since formation have been limited to issuing shares to its founding stockholders for cash and setting up its corporate entity. The Company’s initial business plan is to seek and engage in an as of yet unidentified merger or acquisition. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company’s virtually unlimited discretion to search for and enter into potential business opportunities. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the United States Securities and Exchange Commission (the “SEC”). The financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. The Company has not earned any revenue from operations since inception.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company had no cash equivalents as of September 30, 2021 and June 30, 2021.

INCOME TAXES

Under the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2021, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share excludes dilution and income (loss) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. During the three month period ended September 30, 2021, there were no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 – GOING CONCERN

During the three month period ended September 30, 2021, the Company did not generate revenue and used net cash in operations of $1,103. The Company had working capital of $897 as of September 30, 2021. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing from its stockholders or other sources, as may be required, to meet is financial obligations as they become due

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. The Company currently has no commitments for the purchase of its equity. If the Company is unable to acquire additional working capital, it may not be able to execute its business plan.

NOTE 4 – STOCKHOLDER’S EQUITY

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. The Company has designated 1,000,000 shares as Series A Preferred Stock. Each share of Series A Preferred Stock is entitled to 1,000 votes on any matter submitted to the holders of common stock. The Series A Preferred Stock is not convertible and is not entitled to dividends.

Effective June 22, 2021 (inception), the Company issued a total of 10,000,000 shares of common stock to entities owned and controlled by the Company’s two officers and directors. The shares were issued for $0.0006 per share for a total of $6,000.

As of September 30, 2021, there are 10,000,000 shares of common stock and no shares of preferred stock issued and outstanding.

During the three months ended September 30, 2021, the stockholders provided capital contributions totaling $1,000.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of September 30, 2021, entities owned and controlled by the Company’s sole officers and directors have provided the Company with its only cash for operations. That is, entities owned and controlled by the Company’s sole officers and directors purchased a total of 10,000,000 shares of common stock for a total of $6,000 (See Note 4). Further, the Company’s stockholders made a capital contribution totaling $1,000 during the three months ended September 30, 2021.

The Company uses the office address of an officer and director, without charge. The same officer has also provided legal services to the Company as of September 30, 2021, without charge.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presentation of management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements, the accompanying notes thereto and other financial information appearing elsewhere in this quarterly report on Form 10-Q. This section and other parts of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.”

OVERVIEW

AG Acquisition Group III, Inc. (“AG Acquisition Group III,” “we,” “us,” “our,” or the “Company”) was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. We are an emerging growth company that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), that eases restrictions on the sale of securities; and increases the number of shareholders a company must have before becoming subject to the SEC’s reporting and disclosure rules. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At September 30, 2021, we had $897 of cash assets and total liabilities of $0. We have generated no revenues since inception.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

During the next 12 months, we anticipate incurring costs related to:

(i)	filing reports pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), (accounting and auditing fees) in the amount of approximately $20,000; and
(ii)	consummating an acquisition in the amount of approximately $100,000 or more, depending on the terms of the specific acquisition at issue to pay for audit fees, and the range of audit fees for this is unknown at such time and cannot be predicted with any accuracy.

Our officer and director, Laura Anthony, currently is providing legal services to the Company without charge.

We believe we will be able to meet the costs of filing reports under the Exchange Act during the next 12 months through use of funds to be loaned to or invested in us by our management or other investors. However, there is no guarantee that such additional funds will be made available to us or on terms that are favorable to us. If we enter into a business combination with a target entity, we will request the target company to pay the acquisition related fees and expenses as a condition precedent to such an agreement. Our management may also agree to invest or loan money to cover such expenses. To date, we have had no discussions with our management or other investors, regarding funding and no funding commitment for future expenses has been obtained. If in the future we need funds to pay expenses, we will consider these and other yet to be identified options for raising funds and/or paying expenses. If our management, or other investors, does not loan to or invest sufficient funds in us, then we will not be able to meet our Securities and Exchange Commission (the “SEC”) reporting obligations and will not be able to attract a private company with which to combine.

5

We have no source of revenues and will quickly have a stockholders’ deficit. These conditions raise substantial doubt about our ability to continue as a going concern. We plan to devote our efforts to locating merger candidates since effectiveness of our registration statement on Form 10, as amended, on September 30, 2021 . Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

The Company may consider a business which has recently commenced operations, is in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. Our management believes that the public company status that results from a combination with the Company will provide such company greater access to the capital markets, increase its visibility in the investment community, and offer the opportunity to utilize its stock to make acquisitions. However, there is no assurance that the Company will have greater access to capital due to its public company status, and therefore a business combination with an operating company in need of additional capital may expose the Company to additional risks and challenges. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Management believes there exist numerous private operating businesses seeking the perceived benefits of operating as a publicly registered corporation. Perceived benefits may include increasing equity financing options, providing stock options or similar benefits as incentives to key employees, and achieving liquidity (subject to restrictions of applicable statutes), for all shareholders. Management further believes that certain private operating businesses prefer merging into a publicly registered company so as to eliminate the time and expense of conducting an initial public offering.

We have, and will continue to have, no capital with which to provide the owners of business entities with any cash or other assets. However, owners of these private operating businesses will still incur significant legal and accounting costs in connection with the acquisition of a publicly registered corporation, including the costs of preparing Current Reports on Form 8-K, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and agreements and related reports and documents. The Exchange Act specifically requires that within four business days of completion of a merger or acquisition transaction with a private operating business, a Current Report on Form 8-K be filed containing Form 10 information regarding the private operating company, including audited financial statements.

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

We have no known demands or commitments and are not aware of any events or uncertainties as of November 8, 2021 that will result in or that are reasonably likely to materially increase or decrease our current liquidity. We had no material commitments for capital expenditures as of September 30, 2021.

The Company currently plans to satisfy its cash requirements for the next 12 months through its current cash and by borrowing from its management. The Company currently expects that money borrowed will be used during the next 12 months to satisfy the Company’s operating costs, professional fees and for general corporate purposes. The Company may explore alternative financing sources, although it currently has not done so.

The Company will use its limited personnel and financial resources in connection with seeking new business opportunities, including seeking an acquisition or merger with an operating company. It may be expected that entering into a new business opportunity or business combination will involve the issuance of a substantial number of restricted shares of common stock. If such additional restricted shares of common stock are issued, the shareholders will experience a dilution in their ownership interest in the Company. If a substantial number of restricted shares are issued in connection with a business combination, a change in control may be expected to occur.

6

There are no limitations in the certificate of incorporation on the Company’s ability to borrow funds or raise funds through the issuance of capital stock to effect a business combination. The Company’s limited resources and lack of recent operating history may make it difficult to borrow funds or raise capital. Such inability to borrow funds or raise funds through the issuance of capital stock required to effect or facilitate a business combination may have a material adverse effect on the Company’s financial condition and future prospects, including the ability to complete a business combination. To the extent that debt financing ultimately proves to be available, any borrowing will subject the Company to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest, including debt of an acquired business.

The Company currently has no plans to conduct any research and development or to purchase or sell any significant equipment. The Company does not expect to hire any employees during the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2021. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material litigation, nor, to the knowledge of management, is any litigation threatened against us that may materially affect us.

Item 1A. Risk Factors

We are a smaller reporting company and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

7

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended September 30, 2021, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AG Acquisition Group III, Inc.

By:	/s/ Laura Anthony
Name:	Laura Anthony
Title:	Chief Financial Officer (principal financial officer and principal accounting officer)
Date:	November 8, 2021

9