Form 10-Q
period 2021-12-31
AG Acquisition Group III, Inc.
filed 2022-02-14
CIK 1874999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

As of February 14, 2022, there were 10,000,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

4

AG Acquisition Group III, Inc.

Balance Sheets

As of December 31, 2021 and June 30, 2021

(Unaudited)

	December 31, 2021	June 30, 2021
ASSETS

CURRENT ASSETS:
Cash	$2,123	$1,000
Prepaids	-	5,000

	$2,123	$6,000

Total Assets	$2,123	$6,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities	$-	$-

Total Liabilities	-	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock $0.0001 par value: 5,000,000 shares authorized; none issued and outstanding		-
Common stock $0.0001 par value: 100,000,000 shares authorized; 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid in capital	11,000	5,000
Accumulated Deficit	(9,877)	(6,000)
Total Stockholders’ Equity	2,123	6,000

Total Liabilities and Stockholders’ Equity	$2,123	$6,000

See accompanying notes to the unaudited condensed financial statements.

AG Acquisition Group III, Inc.

Condensed Statement of Operations

For the Three and Six Months Ended December 31, 2021

(Unaudited)

	For the Three Months Ended December 31, 2021		For the Six Months Ended December 31, 2021

Revenue	$		$-

Costs and Expenses:
General and administrative: professional fees		3,774	9,877

Loss from operations before income taxes		(3,774)	(9,877)

Income tax provision		-	-

Net Loss		$(3,774)	$(9,877)

Basic and diluted per share amounts:
Basic and diluted net loss per share		$-	$-

Basic and diluted weighted average shares outstanding		10,000,000	10,000,000

See accompanying notes to the unaudited condensed financial statements.

AG Acquisition Group III, Inc.

Statement of Changes in Stockholders’ Equity

For the Three and Six Months Ended December 31, 2021

	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, June 30, 2021	$10,000,000	$1,000	$5,000	$-	$6,000

Capital contribution	-	-	1,000	-	1,000

Net loss	-	-	-	(6,103)	(6,103)

Balance, September 30, 2021	10,000,000	1,000	6,000	(6,103)	897

Capital contribution	-	-	5,000	-	5,000

Net loss	-	-	-	(3,774)	(3,774)

Balance, December 31, 2021	10,000,000	$1,000	$11,000	$(9,877)	$2,123

See accompanying notes unaudited condensed financial statements.

AG Acquisition Group III, Inc.

Statement of Cash Flows

For the Six Months Ended December 31, 2021

(Unaudited)

Cash flows from operating activities:
Net Loss	$(9,877)
Prepaid Expenses	5,000
Cash used in operating activities	(4,877)

Cash flows from financing activities:
Proceeds from contributions from stockholders	6,000
Cash provided by financing activities	6,000

Net increase in cash	1,123

Cash-beginning of period	1,000

Cash-end of period	$2,123

Supplemental Cash Information:
Interest paid in cash	$-
Taxes paid in cash	$-

See accompanying notes to the unaudited condensed financial statements.

AG ACQUISITION GROUP III, INC.

Notes to Unaudited Financial Statements

December 31, 2021

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

AG Acquisition Group III, Inc. (the “Company”) was incorporated in the State of Delaware on June 22, 2021 and established a fiscal year end of June 30. The Company was formed to engage in any lawful business. The Company’s activities since formation have been limited to issuing shares to its founding stockholders for cash and setting up its corporate entity. The Company’s initial business plan is to seek and engage in an as of yet unidentified merger or acquisition. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company’s virtually unlimited discretion to search for and enter into potential business opportunities. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934, as amended.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information. However, such information reflects all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the Company’s financial position and results of operations for the interim period presented. The results for the three months and six months ended December 31, 2021 are not indicative of annual results. The accompanying unaudited financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. The Company has not earned any revenue from operations since inception.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company held no cash equivalents as of December 31, 2021 and June 30, 2021.

INCOME TAXES

Under the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2021, there were no deferred taxes due to the uncertainty of generating taxable income to utilize the net operating loss carry forwards.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and loss is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. During the period from June 30, 2021 through December 31, 2021, there were no outstanding dilutive securities.

AG ACQUISITION GROUP III, INC.

Notes to Unaudited Financial Statements

December 31, 2021

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 – GOING CONCERN

Since the inception of the Company through December 31, 2021, the Company did not generate cash or revenue. During the six month period ended December 31, 2021, the Company incurred a loss of $9,877 and used net cash in operations of $4,877. The Company had working capital of $2,123 as of December 31, 2021. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing from its stockholders or other sources, as may be required, to meet is financial obligations as they become due.

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

NOTE 4 – STOCKHOLDER’S EQUITY

Effective June 22, 2021, the Company issued a total of 10,000,000 shares of $0.0001 par value common stock to entities owned and controlled by the Company’s two officers and directors. The shares were issued for $0.0006 per share for a total of $6,000. The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001, and 5,000,000 shares of preferred stock, par value $0.0001. The Company has designated 1,000,000 shares as Series A Preferred Stock. Each share of Series A Preferred Stock is entitled to 1,000 votes on any matter submitted to the holders of common stock. The Series A Preferred Stock is not convertible and is not entitled to dividends.

As of December 31, 2021, there were 10,000,000 shares of common stock and no shares of preferred stock issued and outstanding. During the six month period ended December 31, 2021, the Company received $6,000 of capital contributions from its stockholders’ for working capital purposes.

NOTE 5 – RELATED PARTY TRANSACTIONS

Since inception entities owned and controlled by the Company’s sole officers and directors have provided the Company with its only cash for operations. That is, entities, owned and controlled by the Company’s sole officers and directors purchased a total of 10,000,000 shares of common stock for a total of $6,000 and have provided additional paid in capital of $6,000 for working capital purposes.

The Company uses the office address of an officer and director, without charge. The same officer has also provided legal services to the Company as of December 31, 2021, without charge.

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

OVERVIEW

AG Acquisition Group III, Inc. (“AG Acquisition Group III,” “we,” “us,” “our,” or the “Company”) was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. We are an emerging growth company that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), that eases restrictions on the sale of securities; and increases the number of shareholders a company must have before becoming subject to the Securities and Exchange Commission’s (the “SEC”) reporting and disclosure rules. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At December 31, 2021, we had $2,123 of cash assets and total liabilities of $0. We have generated no revenues since inception.

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

5

We have no source of revenues and will quickly have a stockholders’ deficit. These conditions raise substantial doubt about our ability to continue as a going concern. We plan to devote our efforts to locating merger candidates since effectiveness of our registration statement on Form 10, as amended, on September 30, 2021. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

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

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

We have no known demands or commitments and are not aware of any events or uncertainties as of February 14, 2022 that will result in or that are reasonably likely to materially increase or decrease our current liquidity. We had no material commitments for capital expenditures as of December 31, 2021.

The Company currently plans to satisfy its cash requirements for the next 12 months through its current cash and by borrowing from its stockholders. The Company currently expects that money borrowed will be used during the next 12 months to satisfy the Company’s operating costs, professional fees and for general corporate purposes. The Company may explore alternative financing sources, although it currently has not done so. However, there is no guarantee that such additional funds will be made available to us or on terms that are favorable to us. If we enter into a business combination with a target entity, we will request the target company to pay the acquisition related fees and expenses as a condition precedent to such an agreement. Our current stockholders may also agree to invest or loan money to cover such expenses. To date, we have had no discussions with our stockholders or other investors, regarding funding and no funding commitment for future expenses has been obtained. If in the future we need funds to pay expenses, we will consider these and other yet to be identified options for raising funds and/or paying expenses. If our current stockholders, or other investors, do not loan to or invest sufficient funds in us, then we will not be able to meet our SEC reporting obligations and will not be able to attract a private company with which to combine.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2021. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

7

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended December 31, 2021, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

AG Acquisition Group III, Inc.

Date: February 14, 2022	By:	/s/ Laura Anthony
	Name:	Laura Anthony
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

9