Form 10-Q
period 2022-03-31
AG Acquisition Group III, Inc.
filed 2022-05-05
CIK 1874999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 5, 2022, there were 10,000,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

4

AG Acquisition Group III, Inc.

Balance Sheets

As of March 31, 2022 and June 30, 2021

(Unaudited)

	March 31, 2022	June 30, 2021
ASSETS

CURRENT ASSETS:
Cash	$710	$1,000
Other current assets	-	5,000

Total current assets	710	6,000

Total Assets	$710	$6,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities	$-	$-

Total Liabilities	-	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock $0.0001 par value: 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock $0.0001 par value: 100,000,000 shares authorized; 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid in capital	13,500	5,000
Accumulated Deficit	(13,790)	-
Total Stockholders’ Equity	710	6,000

Total Liabilities and Stockholders’ Equity	$710	$6,000

See accompanying notes to the unaudited condensed financial statements.

AG Acquisition Group III, Inc.

Condensed Statements of Operations

For the Three and Nine Months Ended March 31, 2022

(Unaudited)

	Three Months Ended	Nine Months Ended
	March 31, 2022	March 31, 2022

Revenue	$-	$-

Costs and Expenses:
General and administrative - professional fees	3,913	13,790

Loss from operations before income taxes	(3,913)	(13,790)

Income tax provision	-	-

Net Loss	$(3,913)	$(13,790)

Basic and diluted loss per share:
Basic and diluted loss per share	$0.00	$0.00

Basic and diluted weighted average shares outstanding	10,000,000	10,000,000

See accompanying notes to the unaudited condensed financial statements.

AG Acquisition Group III, Inc.

Statements of Changes in Stockholders’ Equity

For the Nine Months Ended March 31, 2022

(Unaudited)

	Number of		Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2021	10,000,000	$1,000	$5,000	$-	$6,000

Capital Contributions	-	-	8,500	-	8,500

Net Loss	-	-	-	(13,790)	(13,790)

Balance, March 31, 2022	10,000,000	$1,000	$13,500	$(13,790)	$710

For the Three Months Ended March 31, 2022

(Unaudited)

	Number of		Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2021	10,000,000	$1,000	$11,000	$(9,877)	$2,123

Capital Contributions	-	-	2,500	-	2,500

Net Loss	-	-	-	(3,913)	(3,913)

Balance, March 31, 2022	10,000,000	$1,000	$13,500	$(13,790)	$710

See accompanying notes unaudited condensed financial statements.

AG Acquisition Group III, Inc.

Statement of Cash Flows

For the Nine Months Ended March 31, 2022

(Unaudited)

March 31, 2022

Cash flows from Operating activities:
Net Loss	$(13,790)
Prepaid expenses and other assets	5,000
Cash used in operating activities	(8,790)

Cash flows from financing activities:
Proceeds from contributions from stockholders	8,500
Cash provided by financing activities	8,500

Net decrease in cash	(290)

Cash - beginning of period	1,000

Cash - end of period	$710

Supplemental Cash information:
Interest paid in cash	$-
Taxes paid in cash	$-

See accompanying notes to the unaudited condensed financial statements.

AG ACQUISITION GROUP III, INC.

Notes to Unaudited Financial Statements

March 31, 2022

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information. However, such information reflects all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the Company’s financial position and results of operations for the interim period presented. The results for the three months and nine months ended March 31, 2022 are not indicative of annual results. The accompanying unaudited financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. The Company has not earned any revenue from operations since inception.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company held no cash equivalents as of March 31, 2022 and June 30, 2021.

INCOME TAXES

Under the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2022, there were no deferred taxes due to the uncertainty of generating taxable income to utilize the net operating loss carry forwards.

AG ACQUISITION GROUP III, INC.

Notes to Unaudited Financial Statements

March 31, 2022

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and loss is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. During the period from June 30, 2021 through March 31, 2022, there were no outstanding potentially dilutive securities.

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

NOTE 3 - GOING CONCERN

Since the inception of the Company through March 31, 2022, the Company did not generate cash or revenue. During the nine months ended March 31, 2022, the Company incurred a loss of $13,790 and used net cash in operations of $8,790. The Company had working capital of $710 as of March 31, 2022. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing from its stockholders or other sources, as may be required, to meet is financial obligations as they become due.

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. The Company currently has no commitments for the purchase of its equity. If the Company is unable to acquire additional working capital, it may not be able to execute its business plan.

NOTE 4 - STOCKHOLDER’S EQUITY

Effective June 22, 2021, the Company issued a total of 10,000,000 shares of common stock, $0.0001 par value per share, to entities owned and controlled by the Company’s two officers and directors. The shares were issued for $0.0006 per share, for a total of $6,000. The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. The Company has designated 1,000,000 shares of preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock is entitled to 1,000 votes on any matter submitted to the holders of common stock. The Series A Preferred Stock is not convertible and is not entitled to dividends.

As of March 31, 2022, there were 10,000,000 shares of common stock and no shares of preferred stock issued and outstanding. During the nine months ended March 31, 2022, the Company received $8,500 of capital contributions from its stockholders for working capital purposes.

NOTE 5 - RELATED PARTY TRANSACTIONS

Since inception entities owned and controlled by the Company’s sole officers and directors have provided the Company with its only cash for operations. That is, entities owned and controlled by the Company’s sole officers and directors purchased a total of 10,000,000 shares of common stock for a total of $6,000 and have provided additional paid in capital contributions of $8,500 for working capital purposes.

The Company uses the office address of an officer and director, without charge. The same officer has also provided legal services to the Company as of March 31, 2022, without charge.

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

Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At March 31, 2022, we had $710 of cash assets and total liabilities of $0. We have generated no revenues since inception.

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

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

We have no known demands or commitments and are not aware of any events or uncertainties as of the date of this report that will result in or that are reasonably likely to materially increase or decrease our current liquidity. We had no material commitments for capital expenditures as of March 31, 2022.

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

6

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2022. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

7

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

(a) Not applicable.

(b) During the quarter ended March 31, 2022, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

AG Acquisition Group III, Inc.

Date: May 5, 2022	By:	/s/ Laura Anthony
	Name:	Laura Anthony
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

9