Form 10-Q
period 2022-09-30
AG Acquisition Group III, Inc.
filed 2022-11-18
CIK 1874999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 18, 2022, there were 10,000,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

AG ACQUISITION GROUP III, INC.

2

FORWARD-LOOKING STATEMENTS

Except for any historical information contained herein, the matters discussed in this quarterly report on Form 10-Q contain certain “forward-looking statements” within the meaning of the federal securities laws. This includes statements regarding our future financial position, economic performance, results of operations, business strategy, budgets, projected costs, plans and objectives of management for future operations, and the information referred to under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

These forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “continue” or similar terminology, although not all forward-looking statements contain these words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Important factors that may cause actual results to differ from projections include, for example:

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

4

AG Acquisition Group III, Inc

Condensed Balance Sheets

(Unaudited)

	September 30, 2022	June 30, 2022
ASSETS

CURRENT ASSETS:
Cash	$898	$710

Total current assets	898	710

Total Assets	$898	$710

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities	$-	$-

Total Liabilities	-	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock $0.0001 par value: 100,000,000 shares authorized; 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid in capital	21,500	17,500

Accumulated Deficit	(21,602)	(17,790)

Total Stockholders’ Equity	898	710

Total Liabilities and Stockholders’ Equity	$898	$710

See accompanying notes to the condensed financial statements.

AG Acquisition Group III, Inc

Condensed Statement of Operations

(Unaudited)

	Three Months Ended
	September 30, 2022	September 30, 2021

Revenue	$-	$-

Costs and Expenses:
General and administrative - professional fees	3,812	6,103

Loss from operations before income taxes	(3,812)	(6,103)

Income tax provision	-	-

Net Loss	$(3,812)	$(6,103)

Basic and diluted earnings per share:
Basic and diluted earnings per share	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	10,000,000	10,000,000

See accompanying notes to the condensed financial statements.

AG Acquisition Group III, Inc

Condensed Statement of Changes in Stockholders’ Equity

(Unaudited)

	Three Months Ended September 30, 2022
					Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity

Balance, June 30, 2022	10,000,000	$1,000	$17,500	$(17,790)	$710

Capital Contributions	-	-	4,000	-	4,000

Net Loss	-	-	-	(3,812)	(3,812)

Balance, September 30, 2022	10,000,000	$1,000	$21,500	$(21,602)	$898

	Three Months Ended September 30, 2021
					Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity

Balance, June 30, 2021	10,000,000	$1,000	$5,000	$-	$6,000

Capital Contributions	-	-	1,000	-	1,000

Net Loss	-	-	-	(6,103)	(6,103)

Balance, September 30, 2021	10,000,000	$1,000	$6,000	$(6,103)	$897

See accompanying notes to the condensed financial statements.

AG Acquisition Group III, Inc

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended
	September 30, 2022	September 30, 2021

Cash flows from Operating activities:
Net Loss	$(3,812)	$(6,103)
Prepaid expenses and other assets	-	5,000
Cash used in operating activities	(3,812)	(1,103)

Cash flows from financing activities:
Proceeds from contributions from stockholders	4,000	1,000
Cash provided by financing activities	4,000	1,000

Net increase/(decrease) in cash	188	(103)

Cash - beginning of period	710	1,000

Cash - end of period	$898	$897

Supplemental Cash Flow information:
Interest paid in cash	$-	$-
Taxes paid in cash	$-	$-

See accompanying notes to the condensed financial statements.

AG ACQUISITION GROUP III, INC.

Notes to Unaudited Condensed Financial Statements

Three Months Ended September 30, 2022

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. However, such information reflects all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the Company’s financial position and results of operations for the interim period presented. The results for the three months ended September 30, 2022 are not indicative of annual results. The accompanying unaudited financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. The Company has not earned any revenue from operations since inception.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company had $898 of cash as of September 30, 2022. The Company held no cash equivalents as of September 30, 2022 and June 30 2022.

INCOME TAXES

Under the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2022, there were no deferred taxes due to the uncertainty of generating taxable income to utilize the net operating loss carry forwards.

AG ACQUISITION GROUP III, INC.

Notes to Unaudited Condensed Financial Statements

Three Months Ended September 30, 2022

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and loss is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. During the three months ended September 30, 2022, there were no outstanding potentially dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not, or are not believed by management to have, a material impact on the Company’s present or future financial statements.

NOTE 3 - GOING CONCERN

Since the inception of the Company through September 30, 2022, the Company did not generate cash or revenue. During the three months ended September 30, 2022, the Company incurred a loss of $3,812 and used net cash in operations of 3,812. The Company had working capital of $898 as of September 30, 2022. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing from its stockholders or other sources, as may be required, to meet is financial obligations as they become due.

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The unaudited condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. The Company currently has no commitments for the purchase of its equity. If the Company is unable to acquire additional working capital, it may not be able to execute its business plan.

NOTE 4 - STOCKHOLDERS’ EQUITY

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

As of September 30, 2022, there were 10,000,000 shares of common stock and no shares of preferred stock issued and outstanding. During the three months ended September 30, 2022, the Company received $4,000 of capital contributions from its stockholders for working capital purposes.

NOTE 5 - RELATED PARTY TRANSACTIONS

Since inception entities owned and controlled by the Company’s sole officers and directors have provided the Company with its only cash for operations. During the three months ended September 30, 2022, the Company’s sole officers and directors have provided additional paid in capital contributions of $4,000 for working capital purposes.

The Company uses the office address of an officer and director, without charge. The same officer also provided legal services to the Company during the three months ended September 30, 2022, without charge.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presentation of management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements, the accompanying notes thereto and other financial information appearing elsewhere in this quarterly report on Form 10-Q. This section and other parts of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.”

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

Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At September 30, 2022, we had cash assets of $898 and total liabilities of $0. We have generated no revenues since inception.

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

During the next 12 months, we anticipate incurring costs related to:

(i)	Accounting and auditing fees relating to filing reports pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in the amount of approximately $20,000; and
(ii)	Consummating an acquisition in the amount of approximately $100,000 or more, depending on the terms of the specific acquisition at issue to pay for audit fees, and the range of audit fees for this is unknown at such time and cannot be predicted with any accuracy.

Our officer and director, Laura Anthony, currently is providing legal services to the Company without charge.

We believe we will be able to meet the costs of filing reports under the Exchange Act during the next 12 months through the use of funds to be loaned to or invested in us by our management or other investors. However, there is no guarantee that such additional funds will be made available to us or on terms that are favorable to us. If we enter into a business combination with a target entity, we will request the target company to pay the acquisition related fees and expenses as a condition precedent to such an agreement. Our management may also agree to invest or loan money to cover such expenses. To date, we have had no discussions with our management or other investors, regarding funding and no funding commitment for future expenses has been obtained. If in the future we need funds to pay expenses, we will consider these and other yet to be identified options for raising funds and/or paying expenses. If our management, or other investors, does not loan to or invest sufficient funds in us, then we will not be able to meet our SEC reporting obligations and will not be able to attract a private company with which to combine.

5

We have no source of revenues and will quickly have a stockholders’ deficit. These conditions raise substantial doubt about our ability to continue as a going concern. We are devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

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

Continuing Operations, Liquidity and Capital Resources

We have no known demands or commitments and are not aware of any events or uncertainties as of the date of this report that will result in or that are reasonably likely to materially increase or decrease our current liquidity. We had no material commitments for capital expenditures as of September 30, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2022. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material litigation, nor, to the knowledge of management, is any litigation threatened against us that may materially affect us.

Item 1A. Risk Factors

We are a smaller reporting company and are not required to provide the information under this item.

7

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended September 30, 2022, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation

101.DEF*	Inline XBRL Taxonomy Extension Definition

101.LAB*	Inline XBRL Taxonomy Extension Labels

101.PRE*	Inline XBRL Taxonomy Extension Presentation

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AG Acquisition Group III, Inc.

Date: November 18, 2022	By:	/s/ Laura Anthony
	Name:	Laura Anthony
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

9