Form 10-Q
period 2022-12-31
AG Acquisition Group III, Inc.
filed 2023-03-27
CIK 1874999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of March 24, 2023, there were 10,000,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

4

AG Acquisition Group III, Inc.

Condensed Balance Sheets

	December 31, 2022	June 30, 2022
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$3,735	$710

Total current assets	3,735	710

Total Assets	$3,735	$710

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities	$4,025	$-

Total Liabilities	4,025	-

STOCKHOLDERS’ (DEFICIT) EQUITY:
Common stock $0.0001 par value: 100,000,000 shares authorized; 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid in capital	27,000	17,500

Accumulated Deficit	(28,290)	(17,790)

Total Stockholders’ (Deficit) Equity	(290)	710

Total Liabilities and Stockholders’ (Deficit) Equity	$3,735	$710

See accompanying notes to the condensed financial statements.

AG Acquisition Group III, Inc.

Condensed Statement of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021

Revenue	$-	$-	$-	$-

Costs and Expenses:
General and administrative - professional fees	6,688	3,774	10,500	9,877

Loss from Operations before Income Taxes	(6,688)	(3,774)	(10,500)	(9,877)

Income Tax Provision	-	-	-	-

Net Loss	$(6,688)	$(3,774)	$(10,500)	$(9,877)

Basic and Diluted Earnings per Share:
Basic and diluted earnings per share	0.00	0.00	0.00	0.00

Basic and diluted weighted average shares outstanding	10,000,000	10,000,000	10,000,000	10,000,000

See accompanying notes to the condensed financial statements.

AG Acquisition Group III, Inc.

Condensed Statement of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Six Months Ended December 31, 2022
	Number of		Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2022	10,000,000	$1,000	$17,500	$(17,790)	$710

Capital Contributions	-	-	4,000	-	4,000

Net Loss	-	-	-	(3,812)	(3,812)

Balance, September 30, 2022	10,000,000	1,000	21,500	(21,602)	898

Capital Contributions	-	-	5,500	-	5,500

Net Loss	-	-	-	(6,688)	(6,688)

Balance, December 31, 2022	10,000,000	$1,000	$27,000	$(28,290)	$(290)

	Six Months Ended December 31, 2021
	Number of		Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2021	10,000,000	$1,000	$5,000	$-	$6,000

Capital Contributions	-	-	1,000	-	1,000

Net Loss	-	-	-	(6,103)	(6,103)

Balance, September 30, 2021	10,000,000	1,000	6,000	(6,103)	897

Capital Contributions	-	-	5,000	-	5,000

Net Loss	-	-	-	(3,774)	(3,774)

Balance, December 31, 2021	10,000,000	$1,000	$11,000	$(9,877)	$2,123

See accompanying notes to the condensed financial statements.

AG Acquisition Group III, Inc.

Condensed Statement of Cash Flows

(Unaudited)

	Six Months Ended
	December 31, 2022	December 31, 2021

Cash Flows from Operating Activities:
Net loss	$(10,500)	$(9,877)
Prepaid expenses and other assets	-	5,000
Accounts payable and other liabilities	4,025	-
Cash Used in Operating Activities	(6,475)	(4,877)

Cash Flows from Financing Activities:
Proceeds from contributions from stockholders	9,500	6,000
Cash Provided by Financing Activities	9,500	6,000

Net Increase in cash	3,025	1,123

Cash - Beginning of Period	710	1,000

Cash - End of Period	3,735	2,123

Supplemental Cash Information:
Interest paid in cash	$-	$-
Taxes paid in cash	$-	$-

See accompanying notes to the condensed financial statements.

AG ACQUISITION GROUP III, INC.

Notes to Unaudited Condensed Financial Statements

December 31, 2022

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. However, such information reflects all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the Company’s financial position and results of operations for the interim period presented. The results for the three and six months ended December 31, 2022 are not indicative of annual results. The accompanying unaudited financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. The Company has not earned any revenue from operations since inception.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company held no cash equivalents as of December 31, 2022 and June 30, 2022.

INCOME TAXES

Under the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2022 and June 30, 2022, there were no deferred taxes due to the uncertainty of generating taxable income to utilize the net operating loss carry forwards.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and loss is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. During the three and six months ended December 31, 2022 and 2021, there were no outstanding potentially dilutive securities.

AG ACQUISITION GROUP III, INC.

Notes to Unaudited Condensed Financial Statements

December 31, 2022

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not, or are not believed by management to have, a material impact on the Company’s present or future financial statements.

NOTE 3 - GOING CONCERN

Since the inception of the Company through December 31, 2022, the Company has not generated cash or revenue. For the three and six months ended December 31, 2022, the Company incurred a net loss of $6,688 and $10,500, respectively. For the six months ended December 31, 2022, the Company used net cash in operations of $6,475. The Company had working capital deficiency of $290 as of December 31, 2022. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing from its stockholders or other sources, as may be required, to meet is financial obligations as they become due.

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so for a period of 12 months from the issue date of this report. The unaudited condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. The Company currently has no commitments for the purchase of its equity. If the Company is unable to acquire additional working capital, it may not be able to execute its business plan.

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

As of December 31, 2022, there were 10,000,000 shares of common stock and no shares of preferred stock issued and outstanding. During the six months ended December 31, 2022, the Company received $9,500 of capital contributions from its stockholders for working capital purposes.

NOTE 5 - RELATED PARTY TRANSACTIONS

Since inception entities owned and controlled by the Company’s sole officers and directors have provided the Company with its only cash for operations. During the six months ended December 31, 2022, the Company’s sole officers and directors have provided additional paid in capital contributions of $9,500 for working capital purposes.

The Company uses the office address of an officer and director, without charge. The same officer also provided legal services to the Company during the six months ended December 31, 2022, without charge.

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

Overview

AG Acquisition Group III, Inc. (“AG Acquisition Group III,” “we,” “us,” “our,” or the “Company”) was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. We are an emerging growth company that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), that eases restrictions on the sale of securities; and increases the number of shareholders a company must have before becoming subject to the Securities and Exchange Commission’s (the “SEC”) reporting and disclosure rules. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At December 31, 2022, we had cash assets of $3,735 and total liabilities of $4,025. We have generated no revenues since inception.

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

Continuing Operations, Liquidity and Capital Resources

We have no known demands or commitments and are not aware of any events or uncertainties as of the date of this report that will result in or that are reasonably likely to materially increase or decrease our current liquidity. We had no material commitments for capital expenditures as of December 31, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2022. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended December 31, 2022, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

AG Acquisition Group III, Inc.

Date: March 24, 2023	By:	/s/ Laura Anthony
	Name:	Laura Anthony
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

9