Form 10-Q
period 2023-03-31
AG Acquisition Group III, Inc.
filed 2023-05-15
CIK 1874999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, there were 10,000,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

4

AG Acquisition Group III, Inc.

Condensed Balance Sheets

	March 31, 2023	June 30, 2022
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$210	$710

Total current assets	210	710

Total Assets	$210	$710

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities	$2,550	$-

Total Liabilities	2,550	-

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock $0.0001 par value: 100,000,000 shares authorized; 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid in capital	27,500	17,500
Accumulated Deficit	(30,840)	(17,790)

Total Stockholders’ Equity (Deficit)	(2,340)	710

Total Liabilities and Stockholders’ Equity (DEFICIT)	$210	$710

See accompanying notes to the condensed financial statements.

AG Acquisition Group III, Inc.

Condensed Statement of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022

Revenue	$-	$-	$-	$-

Costs and Expenses:
General and administrative - professional fees	2,550	3,913	13,050	13,790

Loss from Operations before Income Taxes	(2,550)	(3,913)	(13,050)	(13,790)

Income Tax Provision	-	-	-	-

Net Loss	$(2,550)	$(3,913)	$(13,050)	$(13,790)

Basic and Diluted Earnings per Share:
Basic and diluted earnings per share	$0.00	$0.00	$0.00	$0.00

Basic and diluted weighted average shares outstanding	10,000,000	10,000,000	10,000,000	10,000,000

See accompanying notes to the condensed financial statements.

AG Acquisition Group III, Inc.

Condensed Statement of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Nine Months Ended March 31, 2023
	Number of		Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, June 30, 2022	10,000,000	$1,000	17,500	(17,790)	$710

Capital Contributions	-	-	4,000	-	4,000

Net Loss	-	-	-	(3,812)	(3,812)

Balance, September 30, 2022	10,000,000	$1,000	$21,500	$(21,602)	$898

Capital Contributions	-	-	5,500	-	$5,500

Net Loss	-	-	-	(6,688)	(6,688)

Balance, December 31, 2022	10,000,000	$1,000	$27,000	$(28,290)	$(290)

Capital Contributions	-	-	500	-	500

Net Loss	-	-	-	(2,550)	(2,550)

Balance, March 31, 2023	10,000,000	$1,000	$27,500	$(30,840)	$(2,340)

	Nine Months Ended March 31, 2022
	Number of		Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2021	10,000,000	$1,000	5,000	-	$6,000

Capital Contributions	-	-	1,000	-	1,000

Net Loss	-	-	-	(6,103)	(6,103)

Balance, September 30, 2021	10,000,000	$1,000	$6,000	$(6,103)	$897

Capital Contributions	-	-	5,000	-	5,000

Net Loss	-	-	-	(3,774)	(3,774)

Balance, December 31, 2021	10,000,000	$1,000	$11,000	$(9,877)	$2,123

Capital Contributions	-	-	2,500	-	2,500

Net Loss	-	-	-	(3,913)	(3,913)

Balance, March 31, 2022	10,000,000	$1,000	$13,500	$(13,790)	$710

See accompanying notes to the condensed financial statements.

AG Acquisition Group III, Inc.

Condensed Statement of Cash Flows

(Unaudited)

	Nine Months Ended
	March 31, 2023	March 31, 2022

Cash Flows from Operating Activities:
Net loss	$(13,050)	$(13,790)
Prepaid expenses and other assets	-	5,000
Accounts payable and other liabilities	2,550	-
Cash Used in Operating Activities	(10,500)	(8,790)

Cash Flows from Financing Activities:
Proceeds from contributions from stockholders	10,000	8,500
Cash Provided by Financing Activities	10,000	8,500

Net decrease in cash	(500)	(290)

Cash - Beginning of Period	710	1,000

Cash - End of Period	$210	$710

Supplemental Cash Information:
Interest paid in cash	$-	$-
Taxes paid in cash	$-	$-

See accompanying notes to the condensed financial statements.

AG ACQUISITION GROUP III, INC.

Notes to Unaudited Condensed Financial Statements

March 31, 2023

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. However, such information reflects all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the Company’s financial position and results of operations for the interim period presented. The results for the three and nine months ended March 31, 2023 are not indicative of annual results. The accompanying unaudited financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. The Company has not earned any revenue from operations since inception.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company held no cash equivalents as of March 31, 2023 and June 30, 2022.

INCOME TAXES

Under the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2023 and June 30, 2022, there were no deferred taxes due to the uncertainty of generating taxable income to utilize the net operating loss carry forwards.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and loss is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. During the three and nine months ended March 31, 2023 and 2022, there were no outstanding potentially dilutive securities.

AG ACQUISITION GROUP III, INC.

Notes to Unaudited Condensed Financial Statements

March 31, 2023

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

NOTE 3 - GOING CONCERN

Since the inception of the Company through March 31, 2023, the Company has not generated cash or revenue. For the three and nine months ended March 31, 2023, the Company incurred a net loss of $2,550 and $13,050, respectively. For the nine months ended March 31, 2023, the Company used net cash in operating activities of $10,500. The Company had working capital deficiency of $2,340 as of March 31, 2023. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing from its stockholders or other sources, as may be required, to meet its financial obligations as they become due.

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

As of March 31, 2023, there were 10,000,000 shares of common stock and no shares of preferred stock issued and outstanding. During the nine months ended March 31, 2023, the Company received $10,000 of capital contributions from its stockholders for working capital purposes.

NOTE 5 - RELATED PARTY TRANSACTIONS

Since inception entities owned and controlled by the Company’s sole officers and directors have provided the Company with its only cash for operations. During the nine months ended March 31, 2023, the Company’s sole officers and directors have provided additional paid in capital contributions of $10,000 for working capital purposes.

The Company uses the office address of an officer and director, without charge. The same officer also provided legal services to the Company during the nine months ended March 31, 2023, without charge.

NOTE 6 – SUBSEQUENT EVENTS

In April 2023, the Company received $3,000 of capital contributions from its stockholders for working capital purposes.

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

Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At March 31, 2023, we had cash assets of $210 and total liabilities of $2,550. We have generated no revenues since inception.

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

Continuing Operations, Liquidity and Capital Resources

We have no known demands or commitments and are not aware of any events or uncertainties as of the date of this report that will result in or that are reasonably likely to materially increase or decrease our current liquidity. We had no material commitments for capital expenditures as of March 31, 2023.

The Company’s current cash is not sufficient to satisfy the Company’s cash requirements during the next 12 months and additional cash will be necessary. The Company currently plans to satisfy its cash requirements for the next 12 months through its current cash, by borrowing from its stockholders and/or from stockholder contributions. The Company may explore alternative financing sources, although it currently has not done so. However, there is no guarantee that such additional funds will be made available to us or on terms that are favorable to us. If we enter into a business combination with a target entity, we will request the target company to pay the acquisition related fees and expenses as a condition precedent to such an agreement. Our current stockholders may also agree to invest or loan money to cover such expenses. To date, we have had no discussions with our stockholders or other investors, regarding funding and no funding commitment for future expenses has been obtained. If in the future we need funds to pay expenses, we will consider these and other yet to be identified options for raising funds and/or paying expenses. If our current stockholders, or other investors, do not loan to or invest sufficient funds in us, then we will not be able to meet our SEC reporting obligations and will not be able to attract a private company with which to combine.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2023. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended March 31, 2023, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

AG Acquisition Group III, Inc.

Date: May 15, 2023	By:	/s/ Laura Anthony
	Name:	Laura Anthony
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

9