Form 10-K
period 2023-06-30
AG Acquisition Group III, Inc.
filed 2023-09-20
CIK 1874999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______, 20 ____, to ______, 20_____.

Commission File Number 000-56326

AG ACQUISITION GROUP III, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-1779429
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 Palm Beach Lakes Blvd., Suite 820 West Palm Beach, FL	33401
(Address of principal executive offices)	(Zip Code)

(800) 341-2684

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by an of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of December 31, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s voting and non-common stock held by non-affiliates of the registrant was $0.

As of September 20, 2023, there were 10,000,000 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

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

Negotiations with any merger candidate are expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon certain factors, such as the target company’s assets and liabilities, the Company’s current shareholders will most likely hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires an operating business with substantial assets. Any merger or acquisition effectuated by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company’s then shareholders. Management does not expect to negotiate a cash payment in exchange for the outstanding shares held by non-affiliates.

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

The Company has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. At June 30, 2023, the Company had a cash balance of $2,260. Management believes that the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time of completing such initial registration. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Current Reports on Form 8-K, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and agreements and related reports and documents. The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act. The Company has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

The Company is a Blank Check Company

As of the date of this annual report on Form 10-K, the Company is a blank check company with no revenues and has no specific business plan or purpose other than to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. Any offerings of our securities would need to comply with Rule 419 under the Securities Act. The provisions of Rule 419 apply to every registration statement filed under the Securities Act by a blank check company. Rule 419 requires that the blank check company filing such registration statement deposit the securities being offered and proceeds of the offering into an escrow or trust account pending the execution of an agreement for an acquisition or merger. In addition, the registrant is required to file a post-effective amendment to the registration statement containing the same information as found in a Form 10 registration statement, upon the execution of an agreement for such acquisition or merger. The rule provides procedures for the release of the offering funds in conjunction with the post effective acquisition or merger. The Company has no current plans to engage in any such offerings.

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

Employees

The Company currently has no employees. The business of the Company will be managed by its officers and directors and such officers or directors which may join the Company in the future, and who may become employees of the Company. The Company does not anticipate a need to engage any full-time employees at this time.

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

Properties

The Company shares office space with Laura Anthony, an officer, director and significant stockholder of the Company, at 1700 Palm Beach Lakes Blvd., Suite 820, West Palm Beach, FL 33401. The Company does not have a lease and the Company pays no rent for the space. The Company does not own any properties, nor does it lease any properties. The Company does not believe it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations as described herein.

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

In addition to the potential conflict of interest described above in the event that prior to the Company consummating a merger or acquisition, management becomes associated with another substantially similar entity, they will have a conflict of interest. Such conflict would result in a conflict of interest in determining to which entity a particular business opportunity should be presented. In general, officers and directors of a Delaware corporation are required to present certain business opportunities to a corporation for which they serve as an officer of director. In the event that our management has multiple business affiliations, he may have similar legal obligations to present certain business opportunities to multiple entities. In the event that a conflict of interest shall arise, management will consider factors such as reporting status, availability of audited financial statements, current capitalization and the laws of jurisdictions. In particular, management will likely present a business opportunity to an entity he controls that is current in its reporting obligations and has records sufficient to perform an audit. Moreover, management will likely present an opportunity to an entity he controls that is domiciled in Delaware or another state that management believes has well known corporate laws in the business community, prior to an entity domiciled in a less well-known state. Further, management will consider the current capitalization of an entity they control in offering a business opportunity to such entity. In particular, management will consider whether they believe that the entity would be more attractive to an operating business following a change in capitalization such as a reverse split or decrease or increase in authorized capital stock. If several business opportunities or operating entities approach management with respect to a business combination, management will consider the foregoing factors as well as the preferences of the management of the operating company. In the event that all factors appear equal, management will likely present an operating company with a choice of blank check companies and defer to such operating company’s preference.

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

Our certificate of incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. The Company has designated 1,000,000 shares as Series A preferred Stock. Each share of Series A preferred stock is entitled to 1,000 votes on any matter submitted to the holders of common stock. The Series A preferred stock is not convertible. As of September 20, 2023, we had 10,000,000 shares of common stock issued and outstanding and only two shareholders of such common stock, and we had no shares of preferred stock issued or outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of our Company may be expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company shares office space with Laura Anthony, an officer, director and significant stockholder of the Company, at 1700 Palm Beach Lakes Blvd., Suite 820, West Palm Beach, FL 33401. The Company does not have a lease and the Company pays no rent for the space. The Company does not own any properties, nor does it lease any properties. The Company does not believe it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations as described herein.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is not traded or quoted on any market.

As of September 20, 2023, there is no common stock that is subject to outstanding options or warrants to purchase.

Holders

As of September 20, 2023, there were 10,000,000 shares of common stock issued and outstanding, and we had two holders of record of our common stock.

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

Reference is made to pages F-1 through F-9  comprising a portion of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of June 30, 2023, our Company’s internal control over financial reporting was not effective.

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

Name	Age	Position
Howard Gostfrand	55	Chief Executive Officer and Director
Laura Anthony	57	Chief Financial Officer, Secretary and Director

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

Howard Gostfrand. Mr. Gostfrand has been an officer and director of the Company since June 22, 2021. Howard Gostfrand has been involved in the financial industry for over 27 years. Mr. Gostfrand formed ACV in 1999. As President and Founder of ACV, Mr. Gostfrand has worked closely with hundreds of public companies of various market capitalizations and diversified industries both domestic and international. His experience lies in consulting and guiding small-cap and middle market companies through implemented corporate strategy, investor outreach and financial marketing initiatives. Prior to founding ACV, he was a retail stockbroker focused on small-cap companies, having worked in New York City and South Florida.

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

Laura Anthony. Ms. Anthony has been an officer and director of the Company since June 22, 2021. Ms. Anthony is the founding partner of Anthony L.G., PLLC, which she founded in 2001, a corporate, securities and business transactions law firm and has been practicing law since 1993. Ms. Anthony provides corporate counsel to small-cap and middle market private and public companies. For 29 years, Ms. Anthony has served clients in the areas including but not limited to compliance with Securities Act offer, sale and registration requirements, including private and public offerings; initial public offerings; follow-on offerings and PIPE transactions; compliance with NASDAQ and NYSE American initial and continued listing requirements; compliance with the initial quotation and maintenance of standards for the OTCQB and OTCQX; working with foreign private issuers; Regulation A/A+ offerings; compliance with the registration and reporting requirements under the Exchange Act; mergers and acquisitions; and general contract and business transactions.

Ms. Anthony is also an owner and managing member of AG Capital, a consulting and advisory firm for small and middle market private and public companies.

Ms. Anthony has not been involved in any negative legal proceedings as enumerated in Item 401(f) of Regulation S-K either in the past 10 years or ever.

In addition, Mr. Gostfrand and Ms. Anthony founded AG Acquisition Group, Inc. (“AG I”) and AG Acquisition Group II, Inc. (“AG II”), each of which was organized as a blank check company. AG I is now defunct. AG I did not engage in a business combination with another entity, and did not effectuate any registered securities offerings. Mr. Gostfrand and Ms. Anthony have no current relationship with AG I.

Under Mr. Gostfrand’s and Ms. Anthony’s leadership, on November 8, 2018, AG II entered into a business combination with John Keeler & Co., Inc. (d/b/a Blue Star Foods), Blue Star Acquisition Corp. and John Keeler. Upon closing, Mr. Gostfrand and Ms. Anthony resigned all officer and director positions with AG II. Mr. Gostfrand and Ms. Anthony have no ongoing relationship with AG II (n/k/a Blue Star Foods Corp.), other than as warrant holders. As of September 20, 2023, each of Mr. Gostfrand and Ms. Anthony owns a warrant to purchase 12,500 shares of Blue Star Foods Corp.’s common stock at an exercise price of $2.00 per share. Subsequent to the business combination and Mr. Gostfrand’s and Ms. Anthony’s resignations, Blue Star Foods Corp. effectuated certain registered securities offerings. As part of the business combination, Blue Star Foods Corp. redeemed 4,625,000 shares from each of Mr. Gostfrand and Ms. Anthony. There was no cash or additional consideration paid, directly or indirectly, as part of the business combination or otherwise.

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

Our certificate of incorporation also permits us to maintain insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

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

ITEM 11. EXECUTIVE COMPENSATION

No executive compensation has been paid by the Company since inception. The Company has no employment agreements with any of its officers and directors.

There are no outstanding options, warrants or equity awards.

2023 Summary Compensation Table

The following summary compensation table provides information regarding the compensation paid during our fiscal years ended June 30, 2023 and 2022 to our executive officers, who we collectively refer to as our “named executive officers.”

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Howard Gostfrand	2023	-	-	-	-	-	-	-	-
Chief Executive Officer	2022	-	-	-	-	-	-	-	-

Laura Anthony	2023	-	-	-	-	-	-	-	-
Chief Financial Officer	2022	-	-	-	-	-	-	-	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of September 20, 2023 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our executive officers and directors that beneficially owns shares of our common stock; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 10,000,000 shares of our common stock issued and outstanding as of September 20, 2023. Unless otherwise noted below, the address for each beneficial owner listed on the table is c/o AG Acquisition Group III, Inc., 1700 Palm Beach Lakes Blvd., Suite 820, West Palm Beach, FL 33401. We have determined beneficial ownership in accordance with the rules of the SEC. We believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Name and Address of Beneficial Owner	Number and Nature of Shares Beneficially Owned		Percentage of Outstanding Common Stock (1)
Named Executive Officers and Directors:
Howard Gostfrand	5,000,000	(2)	50.0%
Laura Anthony	5,000,000	(3)	50.0%
All executive officers and directors as a group (2 persons)	10,000,000		100.0%

Greater than 5% Stockholders:
American Capital Ventures, Inc. 1700 Palm Beach Lakes Blvd., Suite 820 West Palm Beach, FL 33401 (4)	5,000,000	(2)	50.0%
Leone Group, LLC 1700 Palm Beach Lakes Blvd., Suite 820 West Palm Beach, FL 33401 (5)	5,000,000	(3)	50.0%

(1)	The percentages in the table have been calculated based on 10,000,000 shares of our common stock outstanding on September 20, 2023. To calculate a stockholder’s percentage of beneficial ownership, we include in the numerator and denominator the common stock outstanding and all shares of our common stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person which are exercisable within 60 days of September 20, 2023. Stock options and derivative securities held by other stockholders are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership among our stockholders may differ. Unless we have indicated otherwise, each person named in the table has sole voting power and sole investment power for the shares listed opposite such person’s name.

(2)	Represents shares held by American Capital Ventures, Inc. Mr. Gostfrand, Chief Executive Officer and Director of the Company, is sole owner of American Capital Ventures, Inc. and has sole voting and dispositive power over such shares.

(3)	Represents shares held by Leone Group, LLC. Ms. Anthony, Chief Financial Officer and Director of the Company, is sole owner of Leone Group, LLC and has sole voting and dispositive power over such shares.

(4)	Mr. Gostfrand is sole owner of American Capital Ventures, Inc.

There are no arrangements that may result in a change of control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of June 30, 2023, regarding our compensation plans under which equity securities are authorized for issuance:

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

From time to time, we engage in transactions with related parties. The following is a summary of the related party transactions during the fiscal years ended June 30, 2023 and 2022, and any proposed transactions, requiring disclosure pursuant to Item 404 of Regulation S-K.

As of June 30, 2023 and 2022, entities owned and controlled by Mr. Gostfrand and Ms. Anthony, the Company’s sole officers and directors, have provided the Company with its only cash for operations. That is, entities owned and controlled by the Company’s sole officers and directors purchased a total of 10,000,000 shares of the Company’s common stock for a total of $18,500.

The Company uses the office address of Ms. Anthony, an officer and director, without charge. Ms. Anthony has also provided legal services to the Company since inception and through June 30, 2023, without charge.

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

Code of Ethics

The Company has not yet adopted a code of ethics due to the Company’s status as a shell company and the related lack of operations and operating assets. We expect that the Company’s Board of Directors will adopt a code of ethics upon completion of a business combination transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On July 31, 2023, we appointed Hudgens CPA, PLLC (“Hudgens”) to serve as our independent registered public accounting firm. D. Brooks and Associates CPAs, P.A. (“Brooks”) acted as our independent registered public accounting firm for the fiscal year ended June 30, 2022 and through July 31, 2023. The following is a summary of fees paid or to be paid to Hudgens and Brooks for the for the fiscal years ended June 30, 2023 and 2022.

	Hudgens CPA		Brooks
	Fiscal Year Ended June 30,		Fiscal Year Ended June 30,
	2023	2022	2023	2022
Audit Fees	$4,500	$-	$4,950	$12,500
Audit Related Fees	-	-	-	-
Tax Fees	-	-	-	-
All Other Fees	-	-	-	-
Total	$4,500	$-	$4,950	$12,500

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

AG ACQUISITION GROUP III, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of AG Acquisition Group III, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AG Acquisition Group III, Inc. (the Company) as of June 30, 2023 and 2022, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate. We have determined there were no critical audit matters.

/s/ Hudgens CPA, PLLC

www.hudgenscpas.com

We have served as the Company’s auditor since 2023.

Houston, Texas

September 20, 2023

AG Acquisition Group III, Inc

Balance Sheets

	June 30, 2023	June 30, 2022
ASSETS

CURRENT ASSETS:
Cash	$2,260	$710

Total current assets	$2,260	$710

Total Assets	$2,260	$710

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities	$-	$-

Total Liabilities	$-	$-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock $0.0001 par value: 100,000,000 shares authorized; 10,000,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	$34,500	$17,500

Accumulated Deficit	$(33,240)	$(17,790)

Total Stockholders’ Equity	$2,260	$710

Total Liabilities and Stockholders’ Equity	$2,260	$710

See accompanying notes to the condensed financial statements (throughout).

F-3

AG Acquisition Group III, Inc

Statement of Operations

	For the Year Ended June 30,
	2023	2022

Revenue	$-	$-

Costs and Expenses:
General and administrative - professional fees	15,450	17,790

Net Loss	(15,450)	(17,790)

Basic and diluted earnings per share:
Basic and diluted earnings per share	(0.00)	(0.00)

Basic and diluted weighted average shares outstanding	10,000,000	10,000,000

See accompanying notes to the condensed financial statements (throughout).

AG Acquisition Group III, Inc

Statement of Changes in Stockholders’ Equity

	Number of		Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2021	10,000,000	$1,000	5,000	-	$6,000

Capital Contributions	-	-	12,500	-	$12,500

Net Loss	-	-	-	(17,790)	(17,790)

Balance, June 30, 2022	10,000,000	$1,000	$17,500	$(17,790)	$710

Capital Contributions	-	-	17,000	-	$17,000

Net Loss	-	-	-	(15,450)	(15,450)

Balance, June 30, 2023	10,000,000	$1,000	$34,500	$(33,240)	$2,260

See accompanying notes to the condensed financial statements (throughout).

AG Acquisition Group III, Inc

Statement of Cash Flows

	For the Year Ended June 30,
	2023	2022

Net Loss	$(15,450)	$(17,790)
Cash flows from Operating activities:
Prepaid expenses and other assets	-	5,000
Accounts payable and other liabilities	-	-
Cash used in operating activities	(15,450)	(12,790)

Cash flows from financing activities:
Proceeds from contributions from stockholders	17,000	12,500
Cash provided by financing activities	17,000	12,500

Net increase/(decrease) in cash	1,550	(290)

Cash - beginning of period	710	1,000

Cash - end of period	2,260	710

Supplemental Cash information:
Interest paid in cash	$-	$-
Taxes paid in cash	-	-

See accompanying notes to the condensed financial statements (throughout).

AG ACQUISITION GROUP III, INC.

Notes to Financial Statements

June 30, 2023

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company had no cash equivalents as of June 30 2023.

INCOME TAXES

Under the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2023 and 2022, there were no deferred taxes due to the uncertainty of generating taxable income to utilize the net operating loss carry forwards.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and loss is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. During the fiscal years ended June 30, 2023 and 2022, there were no outstanding potentially dilutive securities.

AG ACQUISITION GROUP III, INC.

Notes to Financial Statements

June 30, 2023

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 – GOING CONCERN

Since the inception of the Company, the Company has not generated cash or revenue. For the fiscal year ended June 30, 2023, the Company incurred a net loss of $15,450 and used net cash in operating activities of $15,450. The Company had working capital of $2,260 as of June 30, 2023. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing from its stockholders or other sources, as may be required, to meet its financial obligations as they become due.

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

NOTE 4 – STOCKHOLDER’S EQUITY

Effective June 22, 2021, the Company issued a total of 10,000,000 shares of common stock, $0.0001 par value per share, to entities owned and controlled by the Company’s two officers and directors. The shares were issued for $0.0006 per share for a total of $6,000. The Company is authorized to issue 100,000,000 shares of common stock and 5,000,000 shares of preferred stock, par value $0.0001 per share. The Company has designated 1,000,000 shares as Series A preferred stock. Each share of Series A preferred stock is entitled to 1,000 votes on any matter submitted to the holders of common stock. The Series A preferred stock is not convertible and is not entitled to dividends.

As of June 30, 2023, there were 10,000,000 shares of common stock and no shares of preferred stock issued and outstanding. During the fiscal years ended June 30, 2023 and June 30, 2022, the Company received $17,000 and $12,000, respectively, of capital contributions from its stockholders for working capital purposes.

AG ACQUISITION GROUP III, INC.

Notes to Financial Statements

June 30, 2023

NOTE 5 – RELATED PARTY TRANSACTIONS

Since inception, entities owned and controlled by the Company’s sole officers and directors have provided the Company with its only cash for operations. During the fiscal years ended June 30, 2023 and June 30, 2022, the Company’s sole officers and directors provided additional paid-in capital contributions of $17,000 and $12,000, respectively for working capital purposes.

The Company uses the office address of an officer and director, without charge. The same officer has also provided legal services to the Company during the fiscal year ended June 30, 2023, without charge.

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

The tax effects of the significant temporary differences representing deferred assets (liabilities) for the fiscal years ended June 30, 2023 and 2022 were as follows:

	Fiscal Year Ended June 30, 2023	Fiscal Year Ended June 30, 2022
Net operating loss	$3,244	$3,735
Valuation allowance	(3,244)	(3,735)
Net deferred income tax asset	$-	$-

As of June 30, 2023, the Company had net operating losses of approximately $33,000 available to offset future taxable income, subject to annual limitations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AG ACQUISITION GROUP III, INC.

Dated: September 20, 2023	By:	/s/ Laura Anthony
Laura Anthony
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Howard Gostfrand	Chief Executive Officer and Director (principal executive officer)	September 20, 2023
Howard Gostfrand

/s/ Laura Anthony	Chief Financial Officer and Director (principal financial officer and principal accounting officer)	September 20, 2023
Laura Anthony

29