Form 10-Q
period 2024-03-31
AG Acquisition Group III, Inc.
filed 2024-05-14
CIK 1874999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 14, 2024, there were 10,000,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AG Acquisition Group III, Inc.

Balance Sheets

(Unaudited)

	March 31, 2024	June 30, 2023
ASSETS

CURRENT ASSETS:
Cash	1,801	2,260
Other current assets	-	-

Total current assets	$1,801	$2,260

Total Assets	$1,801	$2,260

LIABILITIES AND STOCKHOLDERS’ EQUITY

Due to related parties	-	$-

Total Liabilities	$-	$-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock $0.0001 par value: 5,000,000 shares authorized; none issued and outstanding		-
Common stock $0.0001 par value: 100,000,000 shares authorized; 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid-in capital	48,500	34,500

Accumulated Deficit	(47,699)	(33,240)

Total Stockholders’ Equity	$1,801	$2,260

Total Liabilities and Stockholders’ Equity	$1,801	$2,260

See accompanying notes to the unaudited condensed financial statements.

AG Acquisition Group III, Inc.

Condensed Statement of Operations

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023

Revenue	$-	$-	$-	$-

Costs and expenses:
General and administrative - professional fees	3,334	2,550	14,459	13,050

Loss from operations before income taxes	$3,334	$2,550	$14,459	$13,050

Income tax provision	$-	$-	$-	$-

Net loss	$3,334	$2,550	$14,459	$13,050

Basic and diluted earnings per share:
Basic and diluted earnings per share	-	-	-	-

Basic and diluted weighted average shares outstanding	10,000,000	10,000,000	10,000,000	10,000,000

See accompanying notes to the unaudited condensed financial statements.

AG Acquisition Group III, Inc.

Statement of Changes in Stockholders’ Equity

(Unaudited)

	Nine Months Ended March 31, 2024
					Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ (Deficit) Equity

Balance, June 30, 2023	10,000,000	$1,000	$34,500	$(33,240)	$2,260

Capital Contributions	-	-	4,000	-	$4,000

Net Loss	-	-	-	(9,550)	(9,550)

Balance, September 30, 2023	10,000,000	$1,000	$38,500	$(42,790)	$(3,290)

Capital Contributions	-	-	2,000	-	$2,000

Net Loss	-	-	-	(1,575)	(1,575)

Balance, December 31, 2023	10,000,000	$1,000	$40,500	$(44,365)	$(2,865)

Capital Contributions	-	-	8,000	-	8,000

Net Loss	-	-	-	(3,334)	(3,334)

Balance, March 31, 2024	10,000,000	1,000	48,500	(47,699)	1,801

	Nine Months Ended March 31, 2023
					Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)

Balance, June 30, 2022	10,000,000	$1,000	$17,500	$(17,790)	$710

Capital Contributions	-	-	4,000	-	$4,000

Net Loss	-	-	-	(3,813)	(3,813)

Balance, September 30, 2022	10,000,000	$1,000	$21,500	$(21,603)	$898

Capital Contributions	-	-	5,500	-	$5,500

Net Loss	-	-	-	(6,688)	(6,688)

Balance, December 31, 2022	10,000,000	$1,000	$27,000	$(28,290)	$(290)

Capital Contributions	-	-	500	-	500

Net Loss	-	-	-	(2,550)	(2,550)

Balance, March 31, 2023	10,000,000	1,000	27,500	(30,840)	(2,340)

See accompanying notes to the unaudited condensed financial statements.

AG Acquisition Group III, Inc.

Statement of Cash Flows

(Unaudited)

	Nine Months Ended March 31,
	2024	2023

Cash flows from operating activities:
Net Loss	$(14,459)	$(13,050)
Accounts payable and other liabilities	-	2,550
Cash used in operating activities	(14,459)	(10,500)

Cash flows from financing activities:
Proceeds from contributions from stockholders	14,000	10,000
Cash provided by financing activities	14,000	10,000

Net (increase) decrease in cash	(459)	(500)

Cash - beginning of period	2,260	710

Cash - end of period	$1,801	$210

Supplemental cash information:
Interest paid in cash	$-	$-
Taxes paid in cash	$-	$-

See accompanying notes to the unaudited condensed financial statements.

AG ACQUISITION GROUP III, INC.

Notes to Unaudited Condensed Financial Statements

March 31, 2024

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company held no cash equivalents as of December 31, 2023 and March 31, 2024.

INCOME TAXES

Under the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2023 and March 31, 2024, there were no deferred taxes due to the uncertainty of generating taxable income to utilize the net operating loss carry forwards.

AG ACQUISITION GROUP III, INC.

Notes to Unaudited Condensed Financial Statements

March 31, 2024

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and loss is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. During the three months ended March 31, 2024 and 2023, there were no outstanding potentially dilutive securities.

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

NOTE 3 - GOING CONCERN

Since the inception of the Company through March 31, 2024, the Company has not generated cash or revenue. For the three months ended March 31, 2024 and 2023, the Company incurred a net loss of $3,334 and $2,550, respectively. For the nine months ended March 31, 2024 and 2023, the Company incurred a net loss of $14,459 and $13,050, respectively. For the three months ended March 31, 2024, the Company used net cash in operating activities of $14,459. The Company had working capital of $1,801 as of March 31, 2024. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing from its stockholders or other sources, as may be required, to meet its financial obligations as they become due.

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

As of March 31, 2024, there were 10,000,000 shares of common stock and no shares of preferred stock issued and outstanding. During the three months ended March 31, 2024, the Company received $8,000 of capital contributions from its stockholders for working capital purposes.

AG ACQUISITION GROUP III, INC.

Notes to Unaudited Condensed Financial Statements

March 31, 2024

NOTE 5 - RELATED PARTY TRANSACTIONS

Since inception entities owned and controlled by the Company’s sole officers and directors have provided the Company with its only cash for operations. During the nine months ended March 31, 2024, the Company’s sole officers and directors have provided additional paid in capital contributions of $14,000 for working capital purposes.

During the nine months ended March 31, 2024, the Company’s sole officers and directors have not paid general and administrative costs on behalf of the Company directly. As of March 31, 2024 and 2023, amounts due to related parties were $0 and $0, respectively.

The Company uses the office address of an officer and director, without charge. The same officer also provided legal services to the Company during the three months ended March 31, 2024, without charge.

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

Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At March 31, 2024, we had cash assets of $1,801 and total liabilities of $0. We have generated no revenues since inception.

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

We believe we will be able to meet the costs of filing reports under the Exchange Act during the next 12 months through the use of funds to be loaned to or invested in us by our management or other investors. However, there is no guarantee that such additional funds will be made available to us or on terms that are favorable to us. If we enter into a business combination with a target entity, we will request the target company to pay the acquisition related fees and expenses as a condition precedent to such an agreement. Our management may also agree to invest or loan money to cover such expenses. To date, we have had no discussions with our management or other investors regarding funding and no funding commitment for future expenses has been obtained. If in the future we need funds to pay expenses, we will consider these and other yet to be identified options for raising funds and/or paying expenses. If our management, or other investors, do not loan to or invest sufficient funds in us, then we will not be able to meet our SEC reporting obligations and will not be able to attract a private company with which to combine.

4

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

Continuing Operations, Liquidity and Capital Resources

We have no known demands or commitments and are not aware of any events or uncertainties as of the date of this report that will result in or that are reasonably likely to materially increase or decrease our current liquidity. We had no material commitments for capital expenditures as of March 31, 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2024. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, the disclosure controls and procedures were not effective  to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

6

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended March 31, 2024, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

(c) During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AG Acquisition Group III, Inc.

Date: May 14, 2024	By:	/s/ Laura Anthony
	Name:	Laura Anthony
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

8