Form 10-Q
period 2024-09-30
AG Acquisition Group III, Inc.
filed 2024-11-14
CIK 1874999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 14, 2024, there were 10,000,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

F-1

AG Acquisition Group III, Inc.

Balance Sheets

(Unaudited)

	September 30, 2024	June 30, 2024
ASSETS

CURRENT ASSETS:
Cash	1,051	1,801
Other current assets	-	-

Total current assets	$1,051	$1,801

Total Assets	$1,051	$1,801

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total Liabilities	$-	$-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock $0.0001 par value: 5,000,000 shares authorized; none issued and outstanding		-
Common stock $0.0001 par value: 100,000,000 shares authorized; 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid in capital	52,500	48,500

Accumulated Deficit	(52,449)	(47,699)

Total Stockholders’ Equity	$1,051	$1,801

Total Liabilities and Stockholders’ Equity	$1,051	$1,801

See accompanying notes to the unaudited condensed financial statements.

F-2

AG Acquisition Group III, Inc.

Condensed Statement of Operations

(Unaudited)

	Three Months Ended
	September 30, 2024	September 30, 2023
Revenue	$-	$-

Costs and Expenses:
General and administrative - professional fees	5,575	9,550

Loss from operations before income taxes	$(5,575)	$(9,550)

Income tax provision	$-	$-

Net Loss	$(5,575)	$(9,550)

Basic and diluted earnings per share:
Basic and diluted earnings per share	0	0

Basic and diluted weighted average shares outstanding	10,000,000	10,000,000

See accompanying notes to the unaudited condensed financial statements.

F-3

AG Acquisition Group III, Inc.

Statement of Changes in Stockholders’ Equity

(Unaudited)

	Three Months Ended September 30, 2024
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, June 30, 2024 (as previously stated)	10,000,000	1,000	48,500	(47,699)	$1,801
Prior period adjustment			2,000	825	2,825
Balance, June 30, 2024 (as re-stated)	10,000,000	1,000	50,500	(46,874)	4,626

Capital Contributions	-	-	2,000	-	2,000

Net Loss	-	-	-	(5,575)	(5,575)

Balance, September 30, 2024	20,000,000	$1,000	$52,500	$(52,449)	$1,051

	Three Months Ended September 30, 2023
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, June 30, 2023	10,000,000	1,000	34,500	(33,240)	$2,260

Capital Contributions	-	-	4,000	-	4,000

Net Loss	-	-	-	(9,550)	(9,550)

Balance, September 30, 2023	10,000,000	$1,000	$38,500	$(42,790)	$(3,290)

See accompanying notes to the unaudited condensed financial statements.

F-4

AG Acquisition Group III, Inc.

Statement of Cash Flows

(Unaudited)

	Three Months Ended
	September 30, 2024	September 30, 2023

Cash flows from Operating activities:
Net Loss	$(5,575)	$(9,550)
Prior Period Adjustment	2,825	-
Bank overdraft	-	3,290
Cash used in operating activities	(2,750)	(6,260)

Cash flows from financing activities:
Proceeds from contributions from stockholders	2,000	4,000
Cash provided by financing activities	2,000	4,000

Net (increase)/decrease in cash	(750)	(2,260)

Cash - beginning of period	1,801	2,260

Cash - end of period	$1,051	$-

Supplemental Cash information:
Prior period adjustment
Interest paid in cash	$-	$-
Taxes paid in cash	$-	$-

See accompanying notes to the unaudited condensed financial statements.

F-5

AG ACQUISITION GROUP III, INC.

Notes to Unaudited Condensed Financial Statements

September 30, 2024

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. However, such information reflects all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the Company’s financial position and results of operations for the interim period presented. The results for the three months ended September 30, 2024 are not indicative of annual results. The accompanying unaudited financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. The Company has not earned any revenue from operations since inception.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company held no cash equivalents as of September 30, 2024 and June 30, 2024.

INCOME TAXES

Under the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2024 and June 30, 2024, there were no deferred taxes due to the uncertainty of generating taxable income to utilize the net operating loss carry forwards.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and loss is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. During the three months ended September 30, 2024 and 2022, there were no outstanding potentially dilutive securities.

AG ACQUISITION GROUP III, INC.

Notes to Unaudited Condensed Financial Statements

September 30, 2024

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

NOTE 3 - GOING CONCERN

Since the inception of the Company through September 30, 2024, the Company has not generated cash or revenue. For the three months ended September 30, 2024 and 2023, the Company incurred a net loss of $5,575 and $9,550, respectively. For the three months ended September 30, 2024, the Company used net cash in operating activities of $2,750. The Company had working capital of $1,051 as of September 30, 2024. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing from its stockholders or other sources, as may be required, to meet its financial obligations as they become due.

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

As of September 30, 2024, there were 10,000,000 shares of common stock and no shares of preferred stock issued and outstanding. During the three months ended September 30, 2024, the Company received $2,000 of capital contributions from its stockholders for working capital purposes.

NOTE 5 - RELATED PARTY TRANSACTIONS

Since inception entities owned and controlled by the Company’s sole officers and directors have provided the Company with its only cash for operations. During the three months ended September 30, 2024, the Company’s sole officers and directors have provided additional paid in capital contributions of $2,000 for working capital purposes.

The Company uses the office address of an officer and director, without charge. The same officer also provided legal services to the Company during the three months ended September 30, 2024, without charge.

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

Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At September 30, 2024, we had cash assets of $1,051 and total liabilities of $0. We have generated no revenues since inception.

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

Continuing Operations, Liquidity and Capital Resources

We have no known demands or commitments and are not aware of any events or uncertainties as of the date of this report that will result in or that are reasonably likely to materially increase or decrease our current liquidity. We had no material commitments for capital expenditures as of September 30, 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2024. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended September 30, 2024, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

AG Acquisition Group III, Inc.

Date: November 14, 2024	By:	/s/ Laura Anthony
	Name:	Laura Anthony
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

