Form 10-K
period 2025-06-30
AG Acquisition Group III, Inc.
filed 2025-10-08
CIK 1874999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

As of December 31, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s voting and non-common stock held by non-affiliates of the registrant was $0.

As of October 8, 2025, there were 10,000,000 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

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

The Company has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. At June 30, 2025, the Company had a cash balance of $396. Management believes that the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time of completing such initial registration. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Current Reports on Form 8-K, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and agreements and related reports and documents. The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act. The Company has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

THE COMPANY HAS LIMITED ASSETS AND NO PRESENT SOURCE OF REVENUES. THE COMPANY IS DEPENDENT UPON THE FINANCIAL SUPPORT OF ITS OFFICERS AND DIRECTORS.

At present, our business activities are limited to seeking potential business opportunities. Due to our limited financial and personnel resources, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have only limited resources and have no operating income, revenues or cash flow from operations. Our management is providing us with funding, on an as needed basis, necessary for us to continue our corporate existence and our business objective to seek new business opportunities, as well as funding the costs, including professional accounting fees, of registering our securities under the Exchange Act and continuing to be a reporting company under the Exchange Act. We have no written agreement with our management to provide any interim financing for any period. In addition, we will not generate any revenues unless and until we enter into a new business. As of June 30, 2025, we had cash of $396.

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

AG ACQUISITION GROUP III MAY REQUIRE ADDITIONAL FINANCING TO MAINTAIN ITS REPORTING REQUIREMENTS AND ADMINISTRATIVE EXPENSES.

AG Acquisition Group III has no revenues and is dependent upon the willingness of management to fund the costs associated with the reporting obligations under the Exchange Act, and other administrative costs associated with our corporate existence. We may not generate any revenues unless and until the commencement of new business operations. We believe that management will continue to provide sufficient funds to pay accounting and professional fees and other expenses to fulfill our reporting obligations under the Exchange Act until we commence business operations. In the fiscal year ended June 30, 2025, management related parties made capital investments of $9,000. In the event that our available funds from our management and affiliates prove to be insufficient, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse effect on our ability to pay the accounting and other fees in order to continue to fulfill our reporting obligations and pursue our business plan. We do not have any arrangements with any bank or financial institution to secure additional financing and such financing may not be available on terms acceptable and in our best interests. We do not have any written agreement with our affiliates to provide funds for our operating expenses.

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

Our certificate of incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. The Company has designated 1,000,000 shares as Series A preferred stock. Each share of Series A preferred stock is entitled to 1,000 votes on any matter submitted to the holders of common stock. The Series A preferred stock is not convertible. As of June 30, 2025, we had 10,000,000 shares of common stock issued and outstanding and only two shareholders of such common stock, and we had no shares of preferred stock issued or outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of our Company may be expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

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

As of October 8, 2025, there was no common stock that is subject to outstanding options or warrants to purchase.

Holders

As of October 8, 2025, there were 10,000,000 shares of common stock issued and outstanding, and we had two holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans.

Recent Sales of Unregistered Securities

There have been no unregistered securities sold by the Company within the last three years.

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

Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At June 30, 2025, we had $396 of cash assets and total liabilities of $0. We have generated no revenues since inception.

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

We have no source of revenues and will quickly have a stockholders’ deficit. These conditions raise substantial doubt about our ability to continue as a going concern. Since effectiveness of our registration statement on Form 10, as amended, on September 30, 2021, we have devoted, and we plan to continue to devote, our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

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

Continuing Operations, Liquidity and Capital Resources

We have no known demands or commitments and are not aware of any events or uncertainties as of the date of this report that will result in or that are reasonably likely to materially increase or decrease our current liquidity. We had no material commitments for capital expenditures as of June 30, 2025.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2025. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of June 30, 2025, our Company’s internal control over financial reporting was not effective.

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

Name	Age	Position
Howard Gostfrand	57	Chief Executive Officer and Director
Laura Anthony	59	Chief Financial Officer, Secretary and Director

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

Howard Gostfrand. Mr. Gostfrand has been an officer and director of the Company since June 22, 2021. Howard Gostfrand has been involved in the financial industry for almost 30 years. Mr. Gostfrand formed ACV in 1999. As President and Founder of ACV, Mr. Gostfrand has worked closely with hundreds of public companies of various market capitalizations and diversified industries both domestic and international. His experience lies in consulting and guiding small-cap and middle market companies through implemented corporate strategy, investor outreach and financial marketing initiatives. Prior to founding ACV, he was a retail stockbroker focused on small-cap companies, having worked in New York City and South Florida.

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

Laura Anthony. Ms. Anthony has been an officer and director of the Company since June 22, 2021. Ms. Anthony is the founding partner of Anthony, Linder & Cacomanolis, PLLC, which she founded in 2001, a corporate, securities and business transactions law firm and has been practicing law since 1993. Ms. Anthony provides corporate counsel to small-cap and middle market private and public companies. For over 30 years, Ms. Anthony has served clients in the areas including but not limited to compliance with Securities Act offer, sale and registration requirements, including private and public offerings; initial public offerings; follow-on offerings and PIPE transactions; compliance with NASDAQ and NYSE American initial and continued listing requirements; compliance with the initial quotation and maintenance of standards for the OTCQB and OTCQX; working with foreign private issuers; Regulation A/A+ offerings; compliance with the registration and reporting requirements under the Exchange Act; mergers and acquisitions; and general contract and business transactions.

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

Under Mr. Gostfrand’s and Ms. Anthony’s leadership, on November 8, 2018, AG II entered into a business combination with John Keeler & Co., Inc. (d/b/a Blue Star Foods), Blue Star Acquisition Corp. and John Keeler. Upon closing, Mr. Gostfrand and Ms. Anthony resigned all officer and director positions with AG II. Mr. Gostfrand and Ms. Anthony have no ongoing relationship with AG II (n/k/a Blue Star Foods Corp.), other than as warrant holders. As of October 8, 2025, each of Mr. Gostfrand and Ms. Anthony owns a warrant to purchase certain shares of Blue Star Foods Corp.’s common stock. Subsequent to the business combination and Mr. Gostfrand’s and Ms. Anthony’s resignations, Blue Star Foods Corp. effectuated certain registered securities offerings. As part of the business combination, Blue Star Foods Corp. redeemed 4,625,000 shares from each of Mr. Gostfrand and Ms. Anthony. There was no cash or additional consideration paid, directly or indirectly, as part of the business combination or otherwise.

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

2025 Summary Compensation Table

The following summary compensation table provides information regarding the compensation paid during our fiscal years ended June 30, 2025 and 2024 to our executive officers, who we together refer to as our “named executive officers.”

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Howard Gostfrand	2025	-	-	-	-	-	-	-	-
Chief Executive Officer	2024	-	-	-	-	-	-	-	-

Laura Anthony	2025	-	-	-	-	-	-	-	-
Chief Financial Officer	2024	-	-	-	-	-	-	-	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of October 8, 2025 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our executive officers and directors that beneficially owns shares of our common stock; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 10,000,000 shares of our common stock issued and outstanding as of October 8, 2025. Unless otherwise noted below, the address for each beneficial owner listed on the table is c/o AG Acquisition Group III, Inc., 1700 Palm Beach Lakes Blvd., Suite 820, West Palm Beach, FL 33401. We have determined beneficial ownership in accordance with the rules of the SEC. We believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Name and Address of Beneficial Owner	Number and Nature of Shares Beneficially Owned		Percentage of Outstanding Common Stock (1)
Named Executive Officers and Directors:
Howard Gostfrand	5,000,000	(2)	50.0%
Laura Anthony	5,000,000	(3)	50.0%
All executive officers and directors as a group (2 persons)	10,000,000		100.0%

Greater than 5% Stockholders:
American Capital Ventures, Inc. 1700 Palm Beach Lakes Blvd., Suite 820 West Palm Beach, FL 33401 (4)	5,000,000	(2)	50.0%
Leone Group, LLC 1700 Palm Beach Lakes Blvd., Suite 820 West Palm Beach, FL 33401 (5)	5,000,000	(3)	50.0%

(1)	The percentages in the table have been calculated based on 10,000,000 shares of our common stock outstanding on October 8, 2025. To calculate a stockholder’s percentage of beneficial ownership, we include in the numerator and denominator the common stock outstanding and all shares of our common stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person which are exercisable within 60 days of October 8, 2025. Stock options and derivative securities held by other stockholders are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership among our stockholders may differ. Unless we have indicated otherwise, each person named in the table has sole voting power and sole investment power for the shares listed opposite such person’s name.

(2)	Represents shares held by American Capital Ventures, Inc. Mr. Gostfrand, Chief Executive Officer and Director of the Company, is sole owner of American Capital Ventures, Inc. and has sole voting and dispositive power over such shares.

(3)	Represents shares held by Leone Group, LLC. Ms. Anthony, Chief Financial Officer and Director of the Company, is sole owner of Leone Group, LLC and has sole voting and dispositive power over such shares.

(4)	Mr. Gostfrand is sole owner of American Capital Ventures, Inc.

(5)	Ms. Anthony is the sole owner of Leone Group, LLC.

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

From time to time, we engage in transactions with related parties. The following is a summary of the related party transactions during the fiscal years ended June 30, 2025 and 2025, and any proposed transactions, requiring disclosure pursuant to Item 404 of Regulation S-K.

As of June 30, 2025 and 2024, entities owned and controlled by Mr. Gostfrand and Ms. Anthony, the Company’s sole officers and directors, have provided the Company with its only cash for operations. That is, entities owned and controlled by the Company’s sole officers and directors made capital contributions to the Company in the aggregate amount of $9,000 and $14,000, respectively during the fiscal years ended June 30, 2025 and 2024, respectively.

The Company uses the office address of Ms. Anthony, an officer and director, without charge. Ms. Anthony has also provided legal services to the Company since inception and through June 30, 2024, without charge.

Both Mr. Gostfrand and Ms. Anthony may be considered as promoters as that term is defined by Rule 405 of Regulation C. Neither Ms. Anthony nor Mr. Gostfrand has any agreements with the Company to receive directly or indirectly anything of value in the future.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Hudgens CPA, PLLC (“Hudgens”) serves as our independent registered public accounting firm. The following is a summary of fees paid or to be paid to Hudgens for the for the fiscal years ended June 30, 2025 and 2024.

	Fiscal Year Ended June 30,
	2025	2024
Audit Fees	$7,600	$4,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$7,600	$4,500

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

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1	Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s registrant statement on Form 10 (File No. 000-56326), filed with the SEC on August 13, 2021).
3.2	Certificate of Designations for Series A Preferred Stock (incorporated by reference to Exhibit 3.2 to the registrant’s registrant statement on Form 10 (File No. 000-56326), filed with the SEC on August 13, 2021).
3.3	Bylaws of the registrant (incorporated by reference to Exhibit 3.3 to the registrant’s registrant statement on Form 10 (File No. 000-56326), filed with the SEC on August 13, 2021).
4.1	Description of the registrant’s securities (incorporated by reference to Exhibit 4.1 to the registrant’s annual report on Form 10-K for the fiscal year ended June 30, 2024).
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

**Furnished herewith

Item 16. Form 10-K Summary

None.

AG ACQUISITION GROUP III, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of AG Acquisition Group III, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AG Acquisition Group III, Inc. (the Company) as of June 30, 2024 and 2024, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

October 8, 2025

AG Acquisition Group III, Inc.

Balance Sheets

	June 30, 2025	June 30, 2024

ASSETS

CURRENT ASSETS:
Cash	396	1,801
Other current assets	-	-

Total current assets	$396	$1,801

Total Assets	$396	$1,801

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total Liabilities	$-	$-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value: 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value: 100,000,000 shares authorized; 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid-in capital	57,500	48,500

Accumulated Deficit	(58,104)	(47,699)

Total Stockholders’ Equity	$396	$1,801

Total Liabilities and Stockholders’ Equity	$396	$1,801

See accompanying notes to the audited condensed financial statements (throughout).

AG Acquisition Group III, Inc.

Statement of Operations

	For the Year Ended June 30,
	2025	2024

Revenue	$-	$-

Costs and expenses:
General and administrative - professional fees	10,405	14,459

Loss from operations before income taxes	$(10,405)	$(14,459)

Income tax provision	$-	$-

Net loss	$(10,405)	$(14,459)

Basic and diluted loss per share:
Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	10,000,000	10,000,000

See accompanying notes to the audited condensed financial statements (throughout).

AG Acquisition Group III, Inc.

Statement of Changes in Stockholders’ Equity

	Number of		Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2023	10,000,000	1,000	34,500	(33,240)	$2,260

Capital Contributions	-	-	14,000	-	$14,000

Net Loss	-	-	-	(14,459)	(14,459)

Balance, June 30, 2024	10,000,000	$1,000	$48,500	$(47,699)	$1,801

Capital Contributions	-	-	9,000	-	$9,000

Net Loss	-	-	-	(10,405)	(10,405)

Balance, June 30, 2025	10,000,000	$1,000	$57,500	$(58,104)	$396

See accompanying notes to the audited condensed financial statements (throughout).

AG Acquisition Group III, Inc.

Statement of Cash Flows

	For the Year Ended June 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(10,405)	$(14,459)
Accounts payable and other liabilities	-	-
Cash used in operating activities	(10,405)	(14,459)

Cash flows from financing activities:
Proceeds from contributions from stockholders	9,000	14,000
Cash provided by financing activities	9,000	14,000

Net decrease in cash	(1,405)	(459)

Cash - beginning of period	1,801	2,260

Cash - end of period	$396	$1,801

Supplemental cash information:
Interest paid in cash	$-	$-
Taxes paid in cash	$-	$-

See accompanying notes to the audited condensed financial statements (throughout).

AG ACQUISITION GROUP III, INC.

Notes to Financial Statements

June 30, 2025

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company had no cash equivalents as of June 30, 2025.

INCOME TAXES

Under the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2025 and 2024, there were no deferred taxes due to the uncertainty of generating taxable income to utilize the net operating loss carry forwards.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and loss is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. During the fiscal years ended June 30, 2025 and 2024, there were no outstanding potentially dilutive securities.

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

NOTE 3 – GOING CONCERN

Since the inception of the Company, the Company has not generated cash or revenue. For the fiscal year ended June 30, 2025, the Company incurred a net loss of $10,405 and used cash in operating activities of $10,405. The Company had working capital of $396 as of June 30, 2025. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing from its stockholders or other sources, as may be required, to meet its financial obligations as they become due.

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

As of June 30, 2025, there were 10,000,000 shares of common stock and no shares of preferred stock issued and outstanding. During the fiscal years ended June 30, 2025 and 2024, the Company received $9,000 and $14,000, respectively, of capital contributions from its stockholders for working capital purposes.

NOTE 5 – RELATED PARTY TRANSACTIONS

Since inception, entities owned and controlled by the Company’s sole officers and directors have provided the Company with its only cash for operations. During the fiscal years ended June 30, 2025 and 2024, the Company’s sole officers and directors provided additional paid-in capital contributions of $9,000 and $14,000, respectively, for working capital purposes.

The Company uses the office address of an officer and director, without charge. The same officer has also provided legal services to the Company during the fiscal year ended June 30, 2025, without charge.

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

The tax effects of the significant temporary differences representing deferred assets for the fiscal years ended June 30, 2025 and 2024 were as follows:

	Fiscal Year Ended June 30,
	2025	2024
Net operating loss	$2,185	$3,036
Valuation allowance	(2,185)	(3,036)
Net deferred income tax asset	$-	$-

As of June 30, 2025, the Company had net operating losses of approximately $58,104 available to offset future taxable income, subject to annual limitations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AG ACQUISITION GROUP III, INC.

Dated: October 8, 2025	By:	/s/ Laura Anthony
Laura Anthony
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Howard Gostfrand	Chief Executive Officer and Director (principal executive officer)	October 8, 2025
Howard Gostfrand

/s/ Laura Anthony	Chief Financial Officer and Director (principal financial officer and principal accounting officer)	October 8, 2025
Laura Anthony

28