Form 10-Q
period 2025-09-30
AG Acquisition Group III, Inc.
filed 2026-02-23
CIK 1874999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of February 23, 2026, there were 10,000,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AG Acquisition Group III, Inc

Balance Sheets

(Unaudited)

	September 30, 2025	June 30, 2025
ASSETS

CURRENT ASSETS:
Cash	1,661	396

Total current assets	$1,661	$396

Total Assets	$1,661	$396

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Accounts Payable	1,735	-

Total Liabilities	$1,735	$-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT) EQUITY:
Preferred stock $0.0001 par value: 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock $0.0001 par value: 100,000,000 shares authorized; 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid-in capital	60,500	57,500

Accumulated Deficit	(61,574)	(58,104)

Total Stockholders’ (Deficit) Equity	$(74)	$396

Total Liabilities and Stockholders’ (Deficit) Equity	$1,661	$396

See accompanying notes to the unaudited condensed financial statements.

AG Acquisition Group III, Inc

Condensed Statement of Operations

(Unaudited)

	Three Months Ended
	September 30, 2025	September 30, 2024

Revenue	$-	$-

Costs and Expenses:
General and administrative - professional fees	3,470	4,750

Loss from operations before income taxes	$(3,470)	$(4,750)

Income tax provision	$-	$-

Net Loss	$(3,470)	$(4,750)

Basic and diluted loss per share:
Basic and diluted loss per share	(0)	(0)

Basic and diluted weighted average shares outstanding	10,000,000	10,000,000

See accompanying notes to the unaudited condensed financial statements.

AG Acquisition Group III, Inc

Statement of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Three Months Ended September 30, 2025
	Number of		Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, June 30, 2025	10,000,000	1,000	57,500	(58,104)	396

Capital Contributions	-	-	3,000	-	3,000

Net Loss	-	-	-	(3,470)	(3,470)

Balance, September 30, 2025	10,000,000	$1,000	$60,500	$(61,574)	$(74)

	Three Months Ended September 30, 2024
	Number of		Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2024	10,000,000	1,000	48,500	(47,699)	$1,801

Capital Contributions	-	-	4,000	-	4,000

Net Loss	-	-	-	(4,750)	(4,750)

Balance, September 30, 2024	10,000,000	$1,000	$52,500	$(52,449)	$1,051

See accompanying notes to the unaudited condensed financial statements.

AG Acquisition Group III, Inc

Statement of Cash Flows

(Unaudited)

	Three Months Ended
	September 30, 2025	September 30, 2024

Cash flows from Operating activities:
Net Loss	$(3,470)	$(4,750)
Accounts Payable	1,735	-
Cash used in operating activities	(1,735)	(4,750)

Cash flows from financing activities:
Proceeds from contributions from stockholders	3,000	4,000
Cash provided by financing activities	3,000	4,000

Net increase (decrease) in cash	1,265	(750)

Cash - beginning of period	396	1,801

Cash - end of period	$1,661	$1,051

Supplemental Cash information:
Interest paid in cash	$-	$-
Taxes paid in cash	$-	$-

See accompanying notes to the unaudited condensed financial statements.

AG ACQUISITION GROUP III, INC.

Notes to Unaudited Condensed Financial Statements

September 30, 2025

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. However, such information reflects all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the Company’s financial position and results of operations for the interim period presented. The results for the three months ended September 30, 2025 are not indicative of annual results. The accompanying unaudited financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. The Company has not earned any revenue from operations since inception.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company had $1,661 and $396 in cash as of September 30, 2025 and June 30, 2025, respectively. The Company had no cash equivalents as of September 30, 2025 and June 30, 2025.

Income Taxes

Under the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2025 and 2024, there were no deferred taxes due to the uncertainty of generating taxable income to utilize the net operating loss carry forwards.

Loss per Common Share

Basic loss per common share excludes dilution and loss is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2025 and 2024, there were no outstanding potentially dilutive securities.

AG ACQUISITION GROUP III, INC.

Notes to Unaudited Condensed Financial Statements

September 30, 2025

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

NOTE 3 - GOING CONCERN

Since the inception of the Company through September 30, 2025, the Company has not generated cash or revenue. For the three months ended September 30, 2025 and 2024, the Company incurred a net loss of $3,470 and $4,750, respectively. For the three months ended September 30, 2025 and 2024, the Company used cash in operating activities of $1,735 and $4,750, respectively, and the Company had cash provided by financing activities of $3,000 and $4,000, respectively. The Company had a working capital deficit of $74 as of September 30, 2025. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing from its stockholders or other sources, as may be required, to meet its financial obligations as they become due.

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so for a period of 12 months from the issue date of this Quarterly Report on Form 10-Q. The unaudited condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. The Company currently has no commitments for the purchase of its equity. If the Company is unable to acquire additional working capital, it may not be able to execute its business plan.

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

As of September 30, 2025, there were 10,000,000 shares of common stock and no shares of preferred stock issued and outstanding. During the three months ended September 30, 2025 and 2024, the Company received $3,000 and $4,000, respectively, of capital contributions from its stockholders for working capital purposes.

NOTE 5 - RELATED PARTY TRANSACTIONS

Since inception, entities owned and controlled by the Company’s sole officers and directors have provided the Company with its only cash for operations. During the three months ended September 30, 2025 and 2024, the Company’s sole officers and directors provided additional paid-in capital contributions of $3,000 and $4,000, respectively, for working capital purposes.

The Company uses the office address of an officer and director, without charge. The same officer has also provided legal services to the Company during the three months ended September 30, 2025 and 2024, without charge.

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

Overview

AG Acquisition Group III, Inc. (“AG Acquisition Group III,” “we,” “us,” “our,” or the “Company”) was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. We are an emerging growth company that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), that eases restrictions on the sale of securities; and increases the number of shareholders a company must have before becoming subject to the Securities and Exchange Commission’s (the “SEC”) reporting and disclosure rules. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At September 30, 2025, we had $1,661 of total assets and total liabilities of $1,735. We have generated no revenues since inception.

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

During the next 12 months, we anticipate incurring costs related to:

(i)	Filing reports (accounting and auditing fees) pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in the amount of approximately $20,000; and
(ii)	Consummating an acquisition in the amount of approximately $100,000 or more, depending on the terms of the specific acquisition at issue to pay for audit fees, and the range of audit fees for this is unknown at such time and cannot be predicted with any accuracy.

Our officer and director, Laura Anthony, currently is providing legal services to the Company without charge.

We believe we will be able to meet the costs of filing reports under the Exchange Act during the next 12 months through use of funds to be loaned to or invested in us by our management or other investors. However, there is no guarantee that such additional funds will be made available to us or on terms that are favorable to us. If we enter into a business combination with a target entity, we will request the target company to pay the acquisition-related fees and expenses as a condition precedent to such an agreement. Our management may also agree to invest or loan money to cover such expenses. To date, we have had no discussions with our management or other investors, regarding funding and no funding commitment for future expenses has been obtained. If in the future we need funds to pay expenses, we will consider these and other yet to be identified options for raising funds and/or paying expenses. If our management, or other investors, does not loan to or invest sufficient funds in us, then we will not be able to meet our SEC reporting obligations and will not be able to attract a private company with which to combine.

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

Continuing Operations, Liquidity and Capital Resources

We have no known demands or commitments and are not aware of any events or uncertainties as of the date of this report that will result in or that are reasonably likely to materially increase or decrease our current liquidity. We had no material commitments for capital expenditures as of September 30, 2025.

The Company currently plans to satisfy its cash requirements for the next 12 months through its current cash and by borrowing from its stockholders. The Company currently expects that money borrowed will be used during the next 12 months to satisfy the Company’s operating costs, professional fees and for general corporate purposes. The Company may explore alternative financing sources, although it currently has not done so. However, there is no guarantee that such additional funds will be made available to us or on terms that are favorable to us. If we enter into a business combination with a target entity, we will request the target company to pay the acquisition-related fees and expenses as a condition precedent to such an agreement. Our current stockholders may also agree to invest or loan money to cover such expenses. To date, we have had no discussions with our stockholders or other investors regarding funding and no funding commitment for future expenses has been obtained. If in the future we need funds to pay expenses, we will consider these and other yet to be identified options for raising funds and/or paying expenses. If our current stockholders, or other investors, do not loan to or invest sufficient funds in us, then we will not be able to meet our SEC reporting obligations and will not be able to attract a private company with which to combine.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2025. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended September 30, 2025, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

(c) During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

AG Acquisition Group III, Inc.

Date: February 23, 2026	By:	/s/ Laura Anthony
	Name:	Laura Anthony
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

8