Form 10-Q
period 2026-03-31
AG Acquisition Group III, Inc.
filed 2026-05-20
CIK 1874999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 20, 2026, there were 10,000,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AG Acquisition Group III, Inc.

Balance Sheets

(Unaudited)

	March 31, 2026	June 30, 2025

ASSETS

CURRENT ASSETS:
Cash	761	396

Total current assets	$761	$396

Total assets	$761	$396

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Accounts payable	1,735	-

Total liabilities	$1,735	$-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT) EQUITY:
Preferred stock, $0.0001 par value: 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value: 100,000,000 shares authorized; 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid-in capital	73,700	57,500

Accumulated deficit	(75,674)	(58,104)

Total stockholders’ (deficit) equity	$(974)	$396

Total liabilities and stockholders’ (deficit) equity	$761	$396

See accompanying notes to the unaudited condensed financial statements.

AG Acquisition Group III, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025

Revenue	$-	$-	$-	$-

Costs and expenses:
General and administrative - professional fees	8,365	2,185	17,570	8,670

Loss from operations before income taxes	$(8,365)	$(2,185)	$(17,570)	$(8,670)

Income tax provision	$-	$-	$-	$-

Net loss	$(8,365)	$(2,185)	$(17,570)	$(8,670)

Basic and diluted loss per share:
Basic and diluted loss per share	(0)	(0)	(0)	(0)

Basic and diluted weighted average shares outstanding	10,000,000	10,000,000	10,000,000	10,000,000

See accompanying notes to the unaudited condensed financial statements.

AG Acquisition Group III, Inc.

Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Nine Months Ended March 31, 2026
	Number of		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, June 30, 2025	10,000,000	$1,000	$57,500	$(58,104)	$396
Capital contributions	-	-	3,000	-	3,000
Net loss	-	-	-	(3,470)	(3,470)
Balance, September 30, 2025	10,000,000	$1,000	$60,500	$(61,574)	$(74)
Capital contributions	-	-	4,200	-	4,200
Net loss	-	-	-	(5,735)	(5,735)
Balance, December 31, 2025	10,000,000	$1,000	$64,700	$(67,309)	$(1,609)
Capital contributions	-	-	9,000	-	9,000
Net loss	-	-	-	(8,365)	(8,365)
Balance, March 31, 2026	10,000,000	1,000	73,700	(75,674)	(974)

	Nine Months Ended March 31, 2025
	Number of		Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2024	10,000,000	$1,000	$48,500	$(46,699)	$1,801
Capital contributions	-	-	4,000	-	4,000
Net loss	-	-	-	(4,750)	(4,750)
Balance, September 30, 2024	10,000,000	$1,000	$52,500	$(52,449)	$1,051
Capital contributions	-	-	5,000	-	5,000
Net loss	-	-	-	(1,735)	(1,735)
Balance, December 31, 2024	10,000,000	$1,000	$57,500	$(54,184)	$4,316
Net loss	-	-	-	(2,185)	(2,185)
Balance, March 31, 2025	10,000,000	1,000	57,500	(56,369)	2,131

See accompanying notes to the unaudited condensed financial statements.

AG Acquisition Group III, Inc.

Statement of Cash Flows

(Unaudited)

	Nine Months Ended March 31,
	2026	2025

Cash flows from operating activities:
Net loss	$(17,570)	$(8,670)
Accounts payable	1,735	-
Cash used in operating activities	(15,835)	(8,670)

Cash flows from financing activities:
Proceeds from contributions from stockholders	16,200	9,000
Cash provided by financing activities	16,200	9,000

Net increase in cash	365	330

Cash - beginning of period	396	1,801

Cash - end of period	$761	$2,131

Supplemental cash information:
Interest paid in cash	$-	$-
Taxes paid in cash	$-	$-

See accompanying notes to the unaudited condensed financial statements.

AG ACQUISITION GROUP III, INC.

Notes to Unaudited Condensed Financial Statements

March 31, 2026

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company had $761 and $396 in cash as of March 31, 2026 and June 30, 2025, respectively. The Company had no cash equivalents as of March 31, 2026 and June 30, 2025.

Income Taxes

Under the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2026 and 2025, there were no deferred taxes due to the uncertainty of generating taxable income to utilize the net operating loss carry forwards.

AG ACQUISITION GROUP III, INC.

Notes to Unaudited Condensed Financial Statements

March 31, 2026

Loss per Common Share

Basic loss per common share excludes dilution and loss is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2026 and 2025, there were no outstanding potentially dilutive securities.

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

NOTE 3 - GOING CONCERN

Since the inception of the Company through March 31, 2026, the Company has not generated cash or revenue. For the three months ended March 31, 2026 and 2025, the Company incurred a net loss of $8,365 and $2,185, respectively. For the nine months ended March 31, 2026 and 2025, the Company incurred a net loss of $17,570 and $8,670, respectively. For the nine months ended March 31, 2026 and 2025, the Company used cash in operating activities of $15,835 and $8,670, respectively, and the Company had cash provided by financing activities of $16,200 and $9,000, respectively. The Company had a working capital deficit of $974 as of March 31, 2026. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing from its stockholders or other sources, as may be required, to meet its financial obligations as they become due.

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

As of March 31, 2026, there were 10,000,000 shares of common stock and no shares of preferred stock issued and outstanding. During the nine months ended March 31, 2026 and 2025, the Company received $16,200 and $9,000, respectively, of capital contributions from its stockholders for working capital purposes.

NOTE 5 - RELATED PARTY TRANSACTIONS

Since inception, entities owned and controlled by the Company’s sole officers and directors have provided the Company with its only cash for operations. During the nine months ended March 31, 2026 and 2025, the Company’s sole officers and directors provided additional paid-in capital contributions of $16,200 and $9,000, respectively, for working capital purposes.

The Company uses the office address of an officer and director, without charge. The same officer has also provided legal services to the Company during the nine months ended March 31, 2026 and 2025, without charge.

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

Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At March 31, 2026, we had $761 of total assets and total liabilities of $1,735. We have generated no revenues since inception.

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

Continuing Operations, Liquidity and Capital Resources

We have no known demands or commitments and are not aware of any events or uncertainties as of the date of this report that will result in or that are reasonably likely to materially increase or decrease our current liquidity. We had no material commitments for capital expenditures as of March 31, 2026.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2026. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended March 31, 2026, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

(c) During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

AG Acquisition Group III, Inc.

Date: May 20, 2026	By:	/s/ Laura Anthony
	Name:	Laura Anthony
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

8